Form 10-Q
period 2016-03-31
Best Hometown Bancorp, Inc.
filed 2016-06-27
CIK 1667840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 333-210109

Best Hometown Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-1959486
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 East Clay Street, Collinsville, Illinois	62234
(Address of Principal Executive Offices)	Zip Code

(618) 345-1121

(Registrant’s telephone number)

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☐ NO ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

No shares of the Registrant’s common stock were issued and outstanding as of June 27, 2016.

Best Hometown Bancorp, Inc.
FORM 10-Q

Explanatory Note

Best Hometown Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on March 7, 2016 to serve as the savings and loan holding company for Home Federal Savings and Loan Association of Collinsville (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of March 31, 2016, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

Home Federal Savings and Loan Association of Collinsville

Part I. Financial Information

Item 1. Condensed Financial Statements

Condensed Balance Sheets

March 31, 2016 (Unaudited) and December 31, 2015

	March 31,	December 31,
	2016	2015
	(In thousands)

Assets
Cash and due from banks	$3,262	$2,632
Interest-bearing deposits in other banks:
Federal Home Loan Bank of Chicago ("FHLBC") demand account	1,966	1,215
TIB-The Independent BankersBank money market account	5,011	5,007
Other banks	246	246
Cash and cash equivalents	10,485	9,100
Investment securities available for sale, at market value (amortized cost of $12,568 and $11,353, respectively)	12,528	11,224
Stock in FHLBC	837	837
Loans receivable, net of allowance for loan losses of $1,252 and $1,249, respectively	72,636	74,302
Premises and equipment, net	1,879	1,881
Foreclosed real estate held for sale, net	622	667
Accrued interest receivable:
Investment securities	38	37
Loans receivable	256	259
Deferred tax asset	14	44
Other assets	763	305
Total assets	$100,058	$98,656

Liabilities and Equity
Deposits:
Noninterest-bearing	$4,797	$4,237
Interest-bearing	79,622	75,776
Total deposits	84,419	80,013
Advances from FHLBC	6,000	9,000
Accrued defined benefit pension plan	1,486	1,464
Accrued postretirement medical plan	985	985
Other liabilities	353	332
Total liabilities	93,243	91,794
Commitments and contingencies
Retained earnings - substantially restricted	8,656	8,789
Accumulated other comprehensive (loss), net of tax:
Net unrealized (losses) on investment securities, net of tax	(26)	(85)
Net unrealized (losses) on defined benefit pension plan, net of tax	(1,770)	(1,797)
Net unrealized (losses) on postretirement medical plan, net of tax	(45)	(45)
Total accumulated other comprehensive (loss), net of tax	(1,841)	(1,927)
Total equity	6,815	6,862
Total liabilities and equity	$100,058	$98,656

See accompanying notes to condensed financial statements.

Home Federal Savings and Loan Association of Collinsville

Condensed Statements of Operations

Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Interest income:
Loans receivable	$817	$759
Investment securities	46	46
Other interest-earning assets	9	4
Total interest income	872	809
Interest expense:
Deposits	238	184
Advances from FHLBC	71	99
Total interest expense	309	283
Net interest income	563	526
Provision for loan losses	-	18
Net interest income after provision for loan losses	563	508
Noninterest income:
Loan service charges	4	4
Other	23	16
Total noninterest income	27	20
Noninterest expense:
Compensation and benefits	414	365
Occupancy expense	60	59
Equipment expense	35	48
Data processing	51	50
FDIC premium expense	21	39
Professional services	70	63
Insurance costs	10	13
Advertising	9	9
Supplies	9	12
Operations from foreclosed real estate	9	-
Other	35	38
Total noninterest expense	723	696
Loss before income taxes	(133)	(168)
Income taxes:
Current	-	-
Deferred	-	-
Total income taxes	-	-
Net loss	$(133)	$(168)

See accompanying notes to condensed financial statements.

Home Federal Savings and Loan Association of Collinsville

Condensed Statements of Comprehensive Loss

Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Net loss	$(133)	$(168)
Accumulated other comprehensive earnings, net of tax:
Unrealized gains on investment securities during the period	59	42
Net unrealized gains on defined benefit pension plan	27	23
Net unrealized gains on postretirement medical plan	-	1
Accumulated other comprehensive earnings before taxes	86	66
Income taxes	-	-
Accumulated other comprehensive earnings, net of tax	86	66
Comprehensive loss	$(47)	$(102)

See accompanying notes to condensed financial statements.

Home Federal Savings and Loan Association of Collinsville

Condensed Statements of Equity

Three Months Ended March 31, 2016 and 2015 (Unaudited)

			Net Unrealized	Net Unrealized
		Net Unrealized	(Losses)	(Losses) On	Accumulated
		(Losses) Gains	On Defined	Postretirement	Other
	Retained	On Investment	Benefit Pension	Medical Plan,	Comprehensive	Total
	Earnings	Securities, Net	Plan, Net	Net	(Loss), Net	Equity
	(In thousands)

Balance at December 31, 2014	$9,491	$(38)	$(1,756)	$(73)	$(1,867)	$7,624

Net loss	(168)	-	-	-	-	(168)

Net unrealized gains, net of taxes	-	42	23	1	66	66

Balance at March 31, 2015	$9,323	$4	$(1,733)	$(72)	$(1,801)	$7,522

Balance at December 31, 2015	$8,789	$(85)	$(1,797)	$(45)	$(1,927)	$6,862

Net loss	(133)	-	-	-	-	(133)

Net unrealized gains, net of taxes	-	59	27	-	86	86

Balance at March 31, 2016	$8,656	$(26)	$(1,770)	$(45)	$(1,841)	$6,815

See accompanying notes to condensed financial statements.

Home Federal Savings and Loan Association of Collinsville

Condensed Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Cash flows from operating activities:
Net loss	$(133)	$(168)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation expense	32	32
Amortization of premiums, net	51	54
Provision for loan losses	-	18
Loss (gain) on foreclosed real estate	1	(39)
(Increase) decrease in:
Accrued interest receivable	2	9
Other assets	(458)	(24)
Increase in other liabilities	70	79
Net cash (used for) operating activities	(435)	(39)
Cash flows from investing activities:
Net decrease (increase) in loans receivable	1,666	(201)
Mortgage-backed securities ("MBSs") available for sale - collections	558	628
MBSs available for sale - purchased	(2,324)	(1,871)
Securities available for sale - purchased	-	(501)
Securities available for sale - proceeds from call	500	500
Purchases of premises and equipment	(30)	(45)
Proceeds from foreclosed real estate	44	80
Net cash provided by (used for) investing activities	$414	$(1,410)

(Continued)

Home Federal Savings and Loan Association of Collinsville

Condensed Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Continued)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Cash flows from financing activities:
Net increase in deposits	$4,406	$3,180
Repayment of advances from FHLBC	(3,000)	-
Net cash provided by financing activities	1,406	3,180
Net increase in cash and cash equivalents	1,385	1,731
Cash and cash equivalents at beginning of period	9,100	9,794
Cash and cash equivalents at end of period	$10,485	$11,525

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits	$237	$184
Interest on advances from FHLBC	82	99

See accompanying notes to condensed financial statements.

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Note 1.  Summary of Significant Accounting Policies

General

On March 7, 2016, the Bank’s Board of Directors adopted a Plan of Conversion to convert from a federally-chartered mutual savings association to a capital stock form of organization with the establishment of a stock holding company, as parent of the Bank (“Conversion”). The stock holding company is organized under the laws of the State of Maryland and will own all of the outstanding common stock of the Bank upon completion of the Conversion. The Conversion was subject to approval of the members of the Bank, which approval was received at a special meeting of Members on June 22, 2016. Additionally, the transaction is subject to certain conditions, including receipt of the required regulatory approvals. The Bank will adopt an employee stock ownership plan (“ESOP”) which will subscribe for up to 8% of the common stock in the offering.

Shares of the stock holding company’ s common stock will be offered in a subscription offering pursuant to non-transferable subscription rights at a predetermined and uniform price in the following order of preference: (1) to the eligible account holders of record of the Bank as of December 31, 2014; (2) to tax qualified employee stock benefit plans; (3) if applicable, to supplemental eligible account holders of record as of March 31, 2016; and (4) any person other than an eligible account holder or a supplemental eligible account holder, holding a qualifying deposit on the voting record date. Concurrently with the subscription offering, shares not subscribed for in the subscription offering will be offered to the general public in a direct community offering with preference given first to natural persons and trusts of natural persons residing in the counties of Madison and St. Clair, Illinois; and thereafter to other members of the general public.

The Company has received orders to purchase 826,208 shares of common stock prior to the June 16, 2016 deadline, which is sufficient to complete the Company’s offering being conducted in connection with the Conversion of the Bank. The Company’s common stock will be quoted on the OTC Pink Marketplace.

Subsequent to the Conversion, voting rights will be held and exercised exclusively by the stockholders of the holding company. Deposit account holders will continue to be insured by the FDIC. A liquidation account will be established in an amount equal to the Bank’s total equity as of the latest balance sheet date in the final offering circular used in the Conversion. Each eligible account holder or supplemental account holder will be entitled to a proportionate share of this account in the event of a complete liquidation of the Bank, and only in such event. This share will be reduced at each fiscal year end if the eligible account holder’s or supplemental account holder’s deposit balance at each fiscal year end falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after Conversion in the related deposit balance.

Following completion of the Conversion, the Bank may not pay a dividend on, or repurchase any of, its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the stock holding company will be subject to certain other regulations restricting the payment of dividends on, and the repurchase of, its capital stock.

Conversion costs will be deferred and reduce the proceeds from the shares sold in the Conversion. If the Conversion is not completed, all costs will be expensed. Conversion costs included in other assets as of March 31, 2016 amounted to $595.

The Conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Basis of Presentation

The accompanying condensed balance sheet of the Bank as of December 31, 2015, which has been derived from audited financial statements, and unaudited condensed financial statements of the Bank as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, were prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Bank for the year ended December 31, 2015 included in the Registrant’s Form S-1. Reference is made to the accounting policies of the Bank described in the Notes to Financial Statements contained in the Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed financial statements have been included to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2016 and 2015. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2016, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of foreclosed real estate, fair values of financial instruments, measurement of defined benefit pension and postretirement medical plans and valuation of deferred tax assets.

Loans Receivable, Net

Loans receivable, net are carried at unpaid principal balances, less allowance for loan losses, net deferred loan fees, deferred income and loans in process. Loan origination fees and certain direct loan origination costs are deferred and amortized to interest income over the contractual life of the loan using the interest method.

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Allowance for Loan Losses

Allowance for loan losses are established for impaired loans for the difference between the loan amount and the present value of expected future cash flows discounted at the original contractual interest rate, or as a practical expedient if the loan is deemed collateral dependent, the fair value of collateral less estimated selling costs. The Bank considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured under FASB ASC 310-10-35, “Receivables,” include nonaccrual commercial and multi-family real estate loans, large nonaccrual one-to-four family, owner occupied and non-owner occupied loans and troubled debt restructurings (“TDRs”), where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Impairment losses are recognized through an increase in the allowance for loan losses. Such loans are placed on nonaccrual status at the point deemed uncollectible. The Bank generally ceases accruing interest on the loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on non-accrual loans generally is applied against principal using the cost recovery method or to interest income recognized on the cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. A loan is considered delinquent when a payment has not been made by the contractual due date.

Allowances for loan losses are available to absorb losses incurred on loans receivable and represents additions charged to expense, less net charge-offs. Loans are charged-off in the period deemed uncollectible. Recoveries of loans previously charged-off are recorded when received. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. The general component covers non-impaired loans and is based on the historical loan loss experience for the last two years, including adjustments to historical loss experience maintained to cover uncertainties that affect the Association’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including primarily changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions.

Management believes that all known and inherent losses in the loan portfolio that are probable and reasonable to estimate have been recorded as of each condensed balance sheet date.

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized gains (losses) on available-for-sale securities, unrealized gains (losses) on defined benefit pension plan and unrealized gains (losses) on postretirement medical plan. Changes recognized in accumulated other comprehensive (loss), net of tax are as follows:

	Three Months Ended
	March 31,
Components of Accumulated Other Comprehensive (Loss), Net of Tax	2016	2015	Description
	(In thousands)

Unrealized gains and losses on investment securities available for sale:

Unrealized gains (losses) on investment securities	$89	$65	Included in accumulated other comprehensive loss
	(30)	(23)	Tax effect
	$59	$42	Net of tax

Amortization of defined benefit pension plan:
Net loss	$27	$23	Included in net periodic cost (note 5)
	-	-	Tax effect
	$27	$23	Net of tax

Amortization of postretirement medical plan:
Net loss	$2	$3	Included in net periodic cost (note 5)
Prior service cost	(2)	(2)	Included in net periodic cost (note 5)
	-	-	Tax effect
	$-	$1	Net of tax

Total changes recognized in accumulated other comprehensive (loss), net of tax	$86	$66

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting.” The provisions of ASU 2016-09 simplify several aspects for share-based payment transactions, including income tax consequences, forfeitures, statutory tax withholding requirements and classifications of the income tax effects of certain share-based payment transactions in the statement of cash flows. ASU 2016-09 eliminates equity treatment for tax benefits or deficiencies that result from differences between compensation costs recognized for GAAP purposes and the related tax deduction and require such differences be recognized as income tax expense. Since excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method will exclude the amount of excess tax benefits when calculating earnings per share. Under ASU 2016-09, forfeitures can be estimated and considered in the accrual of compensation expense, as in current practice, or accounted for as they occur. In addition, for awards to qualify as equity instruments the employer must have a statutory obligation to withhold taxes on the employee’s behalf and the withholdings cannot exceed the maximum statutory tax rates in the applicable jurisdictions. Excess tax benefits are now classified as operating activities and cash paid by an employer when directly withholding shares for tax-withholding purposes is classified as a financing activity. Since the Company qualifies as an emerging growth company, ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Bank is currently evaluating the impact of ASU 2016-09 on its condensed financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326).” The provisions of ASU 2016-13 was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable initial recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets.

For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense.

Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security.

Since the Company qualifies as an emerging growth company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Bank is currently evaluating the impact of ASU 2016-13 on its financial statements.

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Note 2. Investment Securities Available for Sale

Investment securities available for sale are summarized as follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
Agencies due in 2020	$500	$6	$-	$506
MBS: Government-sponsored enterprise ("GSE") residential	12,068	7	(53)	12,022
Total	$12,568	$13	$(53)	$12,528

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
Agencies due in 2019	$500	$1	$-	$501
Agencies due in 2020	500	-	(6)	494
MBS: GSE residential	10,353	-	(124)	10,229
Total	$11,353	$1	$(130)	$11,224

As of March 31, 2016 and December 31, 2015, investment securities with a carrying value of $506 and $995 were pledged for public deposits.

There were no investment securities sold during the three months ended March 31, 2016 or 2015.

At March 31, 2016 and December 31, 2015, a substantial portion of the MBSs carry a fixed interest rate.

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Investment securities having a continuous unrealized loss position for less than twelve months and twelve months or longer at March 31, 2016 and December 31, 2015 are summarized as follows:

	Number	Less than 12 Months		12 Months or Longer		Total
March 31,	of	Market	Unrealized	Market	Unrealized	Market	Unrealized
2016	Positions	Value	loss	Value	loss	Value	loss
(Dollars in thousands)

MBS	18	$6,178	$28	$2,376	$25	$8,554	$53

	Number	Less than 12 Months		12 Months or Longer		Total
December 31,	of	Market	Unrealized	Market	Unrealized	Market	Unrealized
2015	Positions	Value	loss	Value	loss	Value	loss
	(Dollars in thousands)

Agencies	1	$494	$6	$-	$-	$494	$6
MBS	21	6,974	69	3,255	55	10,229	124
	22	$7,468	$75	$3,255	$55	$10,723	$130

The unrealized losses on the investment securities were due to changes in market interest rates and not the credit quality of the issuer. The Bank did not consider the unrealized losses on those securities to be other-than-temporarily impaired credit related losses at the above dates. Total fair value of these investment securities at March 31, 2016 and December 31, 2015, was $8,554 and $10,723, respectively, which is approximately 68% and 96%, respectively, of the Bank’s available for sale investments securities portfolio.

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Note 3.	Loans Receivable, Net

Loans receivable, net are summarized as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Real estate loans:
One-to-four family, owner occupied	$50,942	$52,163
One-to-four family, non-owner occupied	4,312	4,780
Commercial and multi-family	15,014	14,876
Construction and land	2,788	3,034
Commercial business loans	854	713
Consumer loans	607	623
	74,517	76,189
Allowance for losses	(1,252)	(1,249)
Loans in process	(559)	(559)
Deferred loan fees, net	(70)	(79)
Total	$72,636	$74,302

The risk characteristics of each loan portfolio segment are as follows:

One-to-four family, owner occupied, including construction and land

One-to-four family, owner occupied loans and construction and land loans are underwritten based on the applicant’s employment and credit history and the appraised value of the property. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Land loans are secured primarily by unimproved land for future residential use. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

One-to-four family, non-owner occupied

One-to-four family, non-owner occupied loans carry greater inherent risks than one-to-four family, owner occupied loans, since the repayment ability of the borrower is generally reliant on the success of the income generated from the property.

Commercial and multi-family real estate

Commercial real estate loans are secured primarily by office buildings, churches and various income-producing properties. Multi-family real estate loans are secured by generally apartment complexes. Commercial and multi-family real estate loans are underwritten based on the economic viability of the property and creditworthiness of the borrower, with emphasis given to projected cash flow as a percentage of debt service requirements. These loans carry increased risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. Repayment of loans secured by income-producing properties depends on the successful operation of the real estate and the economy.

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Commercial business

Commercial business loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial business loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee. Short-term loans may be made on an unsecured basis.

Commercial business loans carry significant credit risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. In addition, repayment of such loans depends on the successful operation of the business for which an operating loan is utilized.

Consumer

Consumer loans include automobile, personal and other consumer loans. Potential credit risks include rapidly depreciable assets, such as automobiles, which could adversely affect the value of the collateral.

The following presents by portfolio segment, the activity in the allowance for loan losses:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2016:
Real estate loans:
One-to-four family, owner occupied	$771	$(20)	$-	2	$753
One-to-four family, non-owner occupied	82	(9)	-	1	74
Commercial and multi-family	260	3	-	-	263
Construction and land	47	(4)	-	-	43
Commercial business loans	14	3	-	-	17
Consumer loans	19	(1)	-	-	18
Unallocated	56	28	-	-	84
	$1,249	$-	$-	$3	$1,252

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2015:
Real estate loans:
One-to-four family, owner occupied	$791	$18	$-	$1	$810
One-to-four family, non-owner occupied	110	(16)	-	2	96
Commercial and multi-family	87	11	-	-	98
Construction and land	35	12	-	-	47
Commercial business loans	9	3	-	-	12
Consumer loans	9	8	-	-	17
Unallocated	38	(18)	-	-	20
	$1,079	$18	$-	$3	$1,100

The Bank establishes the unallocated allowance for loan losses due to uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance for loan losses is maintained to cover probable and incurred credit losses inherent in

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

the loan portfolio but not captured in the general component, such as historical loss experience data that may not precisely correspond to individual loan portfolio segments and to uncertainties in economic conditions.

The following presents by portfolio segment, the recorded investment in loans and impairment method:

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
	(In thousands)
At March 31, 2016:
Real estate loans:
One-to-four family, owner occupied	$-	$753	$753	$1,679	$49,263	$50,942
One-to-four family, non-owner occupied	-	74	74	82	4,230	4,312
Commercial and multi-family	-	263	263	-	15,014	15,014
Construction and land	-	43	43	-	2,788	2,788
Commercial business loans	-	17	17	-	854	854
Consumer loans	-	18	18	-	607	607
Unallocated	-	84	84	-	-	-
	$-	$1,252	$1,252	$1,761	$72,756	$74,517

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
	(In thousands)
At December 31, 2015:
Real estate loans:
One-to-four family, owner occupied	$-	$771	$771	$1,901	$50,262	$52,163
One-to-four family, non-owner occupied	-	82	82	83	4,697	4,780
Commercial and multi-family	-	260	260	-	14,876	14,876
Construction and land	-	47	47	-	3,034	3,034
Commercial business loans	-	14	14	-	713	713
Consumer loans	-	19	19	-	623	623
Unallocated	-	56	56	-	-	-
	$-	$1,249	$1,249	$1,984	$74,205	$76,189

The following tables present impaired loans and allowance for loan losses and nonperforming loans based on class level:

Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
(In thousands)
At March 31, 2016:
Real estate loans:
One-to-four family, owner occupied	$-	$1,679	$1,679	$1,958	$-
One-to-four family, non-owner occupied	-	82	82	106	-
Commercial and multi-family	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$-	$1,761	$1,761	$2,064	$-

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Nonperforming Loans
		Past Due 90	Accruing
		Days and More	Troubled Debt
	Nonaccrual	Still Accruing	Restructurings	Total
(In thousands)
At March 31, 2016:
Real estate loans:
One-to-four family, owner occupied	$-	$-	$272	$272
One-to-four family, non-owner occupied	-	-	-	-
Commercial and multi-family	-	-	-	-
Construction and land	-	-	-	-
Commercial business loans	-	-	-	-
Consumer loans	-	1	-	1
	$-	$1	$272	$273

Impaired Loans
	With	With no		Unpaid	Allowance
	Allowance	Allowance		Principal	for
	for Losses	for Losses	Total	Balance	Losses
(In thousands)
At December 31, 2015:
Real estate loans:
One-to-four family, owner occupied	$-	$1,901	$1,901	$2,180	$-
One-to-four family, non-owner occupied	-	83	83	106	-
Commercial and multi-family	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$-	$1,984	$1,984	$2,286	$-

Nonperforming Loans
		Past Due 90	Accruing
		Days and More	Troubled Debt
	Nonaccrual	Still Accruing	Restructurings	Total
(In thousands)
At December 31, 2015:
Real estate loans:
One-to-four family, owner occupied	$-	$-	$488	$488
One-to-four family, non-owner occupied	-	-	-	-
Commercial and multi-family	-	-	-	-
Construction and land	-	-	-	-
Commercial business loans	-	-	-	-
Consumer loans	-	1	-	1
	$-	$1	$488	$489

Impaired loans with identified losses have been reduced by partial charge-offs and are carried at their estimated net realizable value. The Bank believes no further allowance for loan losses were necessary at March 31, 2016 or December 31, 2015.

There were no nonaccrual loans at March 31, 2016 or December 31, 2015.

The average recorded investment in impaired loans for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Real estate loans:
One-to-four family, owner occupied	$1,683	$2,084
One-to-four family, non-owner occupied	82	278
Commercial and multi-family	-	-
Construction and land	-	-
Commercial business loans	-	-
Consumer loans	-	-
	$1,765	$2,362

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

For the three months ended March 31, 2016 and 2015, gross interest income that would have been recorded had the impaired loans been current in accordance with their original terms was $28 and $36, respectively. Interest income recognized on such loans for the three months ended March 31, 2016 and 2015 was $27 and $29, respectively.

The Bank does not have any commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs or whose loans are on nonaccrual.

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2016 or 2015.

Following is a summary of troubled debt restructurings at March 31, 2016 and December 31, 2015:

	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
At March 31, 2016:
One-to-four family, owner occupied	3	$272

At December 31, 2015:
One-to-four family, owner occupied	4	$488

At March 31, 2016, there were no residential real estate loans in the process of foreclosure.

The following table presents the Bank’s loan portfolio aging analysis:

	Days Past Due
	30-59	60-89	90 or more	Current	Total
	(In thousands)
At March 31, 2016:
Real estate loans:
One-to-four family, owner occupied	$341	$112	$-	$50,489	$50,942
One-to-four family, non-owner occupied	25	-	-	4,287	4,312
Commercial and multi-family	-	-	-	15,014	15,014
Construction and land	-	269	-	2,519	2,788
Commercial business loans	-	-	-	854	854
Consumer loans	-	-	1	606	607
	$366	$381	$1	$73,769	$74,517

	Days Past Due
	30-59	60-89	90 or more	Current	Total
	(In thousands)
At December 31, 2015:
Real estate loans:
One-to-four family, owner occupied	$390	$104	$-	$51,669	$52,163
One-to-four family, non-owner occupied	26	-	-	4,754	4,780
Commercial and multi-family	-	-	-	14,876	14,876
Construction and land	15	-	-	3,019	3,034
Commercial business loans	-	-	-	713	713
Consumer loans	2	-	1	620	623
	$433	$104	$1	$75,651	$76,189

The Bank classifies loans by risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Generally, smaller dollar consumer loans are excluded from this grading process and are reflected in the Pass category. The delinquency trends of these consumer loans are monitored on a homogeneous basis.

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

The Bank uses the following definitions for risk ratings:

The Pass asset quality rating encompasses assets that have generally performed as expected. With the exception of some smaller consumer and residential loans, these assets generally do not have delinquency. Loans assigned this rating include loans to borrowers possessing solid credit quality with acceptable risk.

The Special Mention asset quality rating encompasses assets that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. This grade is intended to include loans to borrowers whose credit quality has clearly deteriorated and where risk of further decline is possible unless active measures are taken to correct the situation.

The Substandard asset quality rating encompasses assets that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; assets having a well-defined weakness based upon objective evidence; assets characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected; or the possibility that liquidation will not be timely. Loans categorized in this grade possess a well-defined credit weakness and the likelihood of repayment from the primary source is uncertain.  Significant financial deterioration has occurred and very close attention is warranted to ensure the full repayment without loss.  Collateral coverage may be marginal.

Doubtful asset quality rating encompasses assets that have all of the weaknesses of those classified as substandard.  In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The Loss asset quality rating encompasses assets that are considered uncollectible and of such little value that their continuance as assets is not warranted. A loss classification does not mean that an asset has no recovery or salvage value; instead, it means that it is not practical or desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be realized in the future.

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity:

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
	(In thousands)
At March 31, 2016:
Real estate loans:
One-to-four family, owner occupied	$570	$1,766	$-	$-	$48,606	$50,942
One-to-four family, non-owner occupied	69	83	-	-	4,160	4,312
Commercial and multi-family	-	-	-	-	15,014	15,014
Construction and land	3	14	-	-	2,771	2,788
Commercial business loans	-	-	-	-	854	854
Consumer loans	7	-	-	-	600	607
	$649	$1,863	$-	$-	$72,005	$74,517

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
	(In thousands)
At December 31, 2015:
Real estate loans:
One-to-four family, owner occupied	$533	$1,793	$-	$-	$49,837	$52,163
One-to-four family, non-owner occupied	93	83	-	-	4,604	4,780
Commercial and multi-family	-	-	-	-	14,876	14,876
Construction and land	3	-	-	-	3,031	3,034
Commercial business loans	-	-	-	-	713	713
Consumer loans	7	-	-	-	616	623
	$636	$1,876	$-	$-	$73,677	$76,189

Note 4.	Foreclosed Real Estate

	March 31,	December 31,
	2016	2015
	(In thousands)
Foreclosed real estate-residential	$622	$667

At March 31, 2016 and December 31, 2015, foreclosed real estate includes seven and eight single-family dwellings, respectively.

Activity in foreclosed real estate is summarized as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance, beginning of period	$667	$365
Foreclosures	-	-
Proceeds from sale	(44)	(80)
Loans to facilitate sales	-	-
(Loss) gain on sale	(1)	39
Balance, end of period	$622	$324

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Following is a summary of operations from foreclosed real estate:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Loss (gain) on foreclosed real estate	$1	$(39)
Foreclosed real estate expenses, net	8	39
	$9	$-

Note 5.	Employee Benefits

Net periodic cost for the defined benefit pension plan and postretirement medical plan included the following components:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)
Service cost	$-	$-	$-	$-
Interest cost	36	37	10	10
Expected return on plan assets	(34)	(37)	-	-
Amortization:
Unrecognized net loss	27	23	2	3
Unrecognized prior service cost	-	-	(2)	(2)
Net periodic cost	$29	$23	$10	$11

The following table summarizes plan assets for the defined benefit pension plan, measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, segregated by the level of the inputs (as defined in Note 8) within the hierarchy used to measure fair value:

				Total
Assets	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
March 31, 2016:
Pooled separate accounts	$	$2,264	$	$2,264

				Total
Assets	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
December 31, 2015:
Pooled separate accounts	$-	$2,307	$-	$2,307

During the three months ended March 31, 2016, benefits paid, employer contributions and the actual return on plan assets for the defined benefit pension plan were $68, $0 and $25, respectively.

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

The Bank’s defined benefit pension plan target allocations and weighted-average allocations by asset category are as follows:

	Target
	Allocation	March 31,	December 31,
	2016	2016	2015
Pooled separate accounts:
Equity	30%-40%	37%	37%
Debt	60%-70%	63%	63%

The Bank’s investment strategy is to maintain a diversified investment portfolio. Rebalancing occurs on a periodic basis to maintain the target allocations, but normal market activity may result in deviations. As a result of the percentage of equities held, actual return of plan assets for any period may fluctuate significantly due to changes in the stock market.

Accumulated other comprehensive loss, net for the benefit plans are summarized as follows:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)
Unrecognized prior service cost	$-	$-	$2	$3
Unrecognized net loss	27	23	(2)	(2)
	27	23	-	1
Tax effect	-	-	-	-
Unrecognized loss, net of taxes	$27	$23	$-	$1

Note 6.	Equity and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines, the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank's capital amounts and classifications are also subject to judgments by the regulators about components, risk-weightings and other factors. At March 31, 2016 and December 31, 2015, the Bank met all capital adequacy requirements. The Bank is also subject to the regulatory framework for prompt corrective action. At March 31, 2016 and December 31, 2015, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized. There are no conditions or events since the dates of the aforementioned notifications which management believes have changed the Bank’s category.

Provisions of the Dodd-Frank Act increased the capital requirements of financial institutions. The rules include minimum risk-based capital and leverage ratios, which became effective January 1, 2015, and refine the definition of what constitutes “capital” for purposes of calculating

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

those ratios. The minimum capital level requirements applicable to the Bank are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of 6%; (iii) a total capital to risk-weighted assets ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios, and resulting in the following ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital to risk-weighted assets ratio of 8.5% and (iii) a total capital to risk-weighted assets ratio of 10.5%. The Tier 1 leverage ratio remains unchanged at 4%. The new capital conservation buffer requirement was added in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to further limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

The Bank's actual and required capital amounts and ratios at March 31, 2016 are as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Equity	$6,815
Unrealized loss on securities AFS, net	26
Unrecognized loss, net - benefit plans	1,815
Tangible capital	8,656
General valuation allowance - limited	666

Total capital to risk-weighted assets	$9,322	17.7%	$4,221	8.0%	$5,276	10.0%

Tier 1 capital to risk-weighted assets	$8,656	16.4%	$3,165	6.0%	$4,221	8.0%

Common equity Tier 1 capital to risk-weighted assets	$8,656	16.4%	$2,374	4.5%	$3,429	6.5%

Tier 1 capital to total assets	$8,656	8.8%	$3,936	4.0%	$4,920	5.0%

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

The Bank's actual and required capital amounts and ratios at December 31, 2015 are as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Equity	$6,862
Unrealized loss on securities AFS, net	85
Unrecognized loss, net - benefit plans	1,842
Tangible capital	8,789
General valuation allowance - limited	668

Total capital to risk-weighted assets	$9,457	17.9%	$4,231	8.0%	$5,289	10.0%

Tier 1 capital to risk-weighted assets	$8,789	16.6%	$3,173	6.0%	$4,231	8.0%

Common equity Tier 1 capital to risk-weighted assets	$8,789	16.6%	$2,380	4.5%	$3,438	6.5%

Tier 1 capital to total assets	$8,789	9.0%	$3,913	4.0%	$4,891	5.0%

The general valuation allowance is limited to 1.25% of risk-weighted assets.

Note 7. Financial Instruments with Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments.

The Bank minimizes this risk by evaluating each borrower's creditworthiness on a case-by-case basis. Collateral held by the Bank consists of a first or second mortgage on the borrower's property. The amount of collateral obtained is based upon an appraisal of the property.

Commitments to originate mortgage loans are legally binding agreements to lend to the Bank's customers. Commitments at March 31, 2016 and December 31, 2015 to originate balloon and fixed-rate loans (including related loans in process) were $2,020 and $1,417, expiring in 180 days or less. Interest rates for commitments to fund balloon and fixed-rate loans ranged from 1.99% to 5.75% and 1.99% to 6.00% at March 31, 2016 and December 31, 2015, respectively.

During July 2015, the Bank entered into an advance transaction with the Federal Home Loan Bank of Chicago (“FHLBC”) to borrow $5,000 on July 18, 2016. One advance of $3,000 will carry an

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

interest rate of 1.84% and mature on July 18, 2018. The other advance of $2,000 will carry an interest rate of 2.21% and mature on July 18, 2019.

In addition, the Bank has an unused open line of credit with TIB-The Independent BankersBank of $2.5 million.

Note 8. Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

The fair value hierarchy prioritizes the assumptions that market participants would use in pricing the assets or liabilities (the “inputs”) into three broad levels.

The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets and liabilities and the lowest priority (Level 3) to unobservable inputs in which little, if any, market activity exists, requiring entities to develop their own assumptions and data.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in market areas that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs. For debt securities, the Association obtains fair value measurements from an independent pricing service. Debt securities include Federal agency obligations and MBSs. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral (collateral method) adjusted for selling costs (unobservable input), which generally approximate 6% of the sales prices and discounted cash flow analysis. See note 3.

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes financial assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, segregated by the level of the inputs within the hierarchy used to measure fair value:

				Total
Assets	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
March 31, 2016:
Agencies	$-	$506	$-	$506
MBS: GSE residential	-	12,022	-	12,022
	$-	$12,528	$-	$12,528

December 31, 2015:
Agencies	$-	$995	$-	$995
MBS: GSE residential	-	10,229	-	10,229
	$-	$11,224	$-	$11,224

There were no transfers between Level 1 and Level 2 categorizations for the years presented.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a non-recurring basis include impaired loans. At March 31, 2016 and December 31, 2015, impaired loans of $0 and $281, respectively, were adjusted to fair value utilizing Level 3 inputs during the three months ended March 31, 2016 and 2015. The impaired loans are collateral dependent. Fair value adjustments, consisting of charge-offs, on impaired loans during the three months ended March 31, 2016 and year ended December 31, 2015 amounted to $0 and $117, respectively.

Nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed real estate. Foreclosed real estate is initially recorded at fair value utilizing Level 3 units based on observable market data less costs to sell when acquired, establishing a new costs basis. If it is determined that fair value declines subsequent to foreclosure, an allowance for losses is recorded through noninterest expense. There were no fair value adjustments on foreclosed real estate during the three months ended March 31, 2016 or year ended December 31, 2015. See Note 4.

Home Federal Savings and Loan Association of Collinsville

Notes to Condensed Financial Statements

March 31, 2016 (Unaudited) and December 31, 2015

Three Months Ended March 31, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Fair Value of Financial Instruments

Fair values of financial instruments have been estimated by the Bank based on available market information with the assistance of an independent consultant:

	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2016:
Cash and cash equivalents	$10,485	$10,485	$10,485	$-	$-
Securities available for sale	12,528	12,528	-	12,528	-
Stock in FHLBC	837	837	-	837	-
Loans receivable, net	72,636	74,680	-	-	74,680
Accrued interest receivable	294	294	-	294	-
Deposits	84,419	84,704	22,433	62,271	-
Advances from FHLBC	6,000	6,156	-	6,156	-
Accrued interest payable	$25	$25	$-	$25	$-

December 31, 2015:
Cash and cash equivalents	$9,100	$9,100	$9,100	$-	$-
Securities available for sale	11,224	11,224	-	11,224	-
Stock in FHLBC	837	837	-	837	-
Loans receivable, net	74,302	76,945	-	-	76,945
Accrued interest receivable	296	296	-	296	-
Deposits	80,013	80,196	20,785	59,411	-
Advances from FHLBC	9,000	9,201	-	9,201	-
Accrued interest payable	$36	$36	$-	$36	$-

The following methods and assumptions were used in estimating the fair values shown above:

•	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
•	Stock in FHLBC is valued at cost, which represents redemption value and approximates fair value.
•	Fair values are computed for each loan category using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
•	The carrying amounts of accrued interest receivable and accrued interest payable approximate fair value.
•	Deposits with no defined maturities, such as checking accounts, savings accounts and money market deposit accounts are, by definition, equal to the amount payable on demand at the balance sheet date. Advances from the FHLBC, are valued at current market interest rates of FHLBC advances.
•	The fair values of certificate accounts are computed using interest rates currently being offered to deposit customers.

Off-balance sheet assets include the commitments to extend credit for which fair values were estimated based on interest rates and fees currently charged for similar transactions. Due to the short-term nature of the outstanding commitments, the fair values of fees on those commitments approximates the amount collected and the Bank’s has not assigned a value to such instruments for purposes of this disclosure.

The methods and assumptions used in estimating fair values for investment securities indicated above under the caption, “Valuation Techniques.”

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations at March 31, 2016 and for the three months ended March 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Condensed Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We do not take any obligation to update any forward-looking statements after the date of this Form 10-Q, except as required by law.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the Securities and Exchange Commission, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Additional factors that may affect our results are discussed in Best Hometown Bancorp, Inc.’s Prospectus dated May 13, 2016 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2016, including under the section titled “Risk Factors”. These factors and the other factors listed above should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Overview

The Bank is a federal mutual savings and loan association that was organized in 1887. Following completion of the conversion, the Bank intends to change its name to Best Hometown Bank. We conduct our operations from our main office in Collinsville, Illinois and our full-service branch office in Maryville, Illinois. Our primary deposit market includes the areas surrounding our banking offices in Collinsville and Maryville, Illinois. Our primary lending market is Madison and St. Clair Counties, Illinois and, to a lesser extent, St. Louis County, Missouri.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in loans. Our primary lending activity includes one- to four-family residential real estate loans, including non-owner occupied one- to four-family real estate loans, commercial and multi-family real estate loans and construction and land loans. To a lesser extent, we also make commercial business loans and consumer loans, including home equity loans and lines of credit. At March 31, 2016, $50.9 million, or 68.4% of our total loan portfolio was comprised of owner occupied one- to four-family real estate loans, and $15.0 million, or 20.2% of our total loan portfolio, was comprised of commercial and multi-family real estate loans. Our commercial and multi-family real estate loan portfolio has grown $11.3 million from $3.7 million at December 31, 2013 to $15.0 million at March 31, 2016.

We also invest in securities, which at March 31, 2016, consisted of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.

We offer a variety of deposit accounts, including interest-bearing and non-interest bearing checking accounts, savings and money market accounts and certificates of deposit. We have recently expanded the products we offer our customers, including online banking, remote deposit capture and ATM cards and debit cards. We are also in the process of adding mobile banking.

We utilize advances from the FHLB – Chicago.

In 2015, we began offering brokerage services to our customers through a networking arrangement with a registered broker-dealer.

Critical Accounting Policies

We consider the accounting policies discussed below to be our critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represents our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover probable credit losses in the loan portfolio at the balance sheet dates. The allowance is established through the provision for losses on loans which is charged against operations. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general. The specific component is for losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the present value of expected future cash flows or fair value of the collateral is less than the loan’s carrying value, a charge to operations is recorded for the difference. The general component, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan. We also analyze historical loss experience for the past two years and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. These qualitative factors include the existence and effect of any concentrations of credit and changes in the level of such concentrations, changes in national, regional and local economic conditions that affect the collectability of the loan portfolio, changes in levels or trends in charge-offs and recoveries, changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss, changes in the size and composition of the loan portfolio and terms of loans, changes in lending policies and procedures, risk selection and underwriting standards, changes in the experience, ability and depth of lending management and other relevant staff, quality of loan review and board of directors oversight, changes in the value of underlying collateral for collateral-dependent loans, and the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and legal and regulatory requirements. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established, which could result in a material negative effect on our financial results.

Foreclosed Real Estate. Real estate acquired through foreclosure or by deed in lieu of foreclosure is recorded at fair value less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on a new appraisal, which is obtained as soon as practicable, typically after the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Bank estimates the fair value of a financial instrument and any related asset impairment using several valuation methods. Where financial instruments are actively traded, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Bank estimates fair value. These estimates are subjective in nature and imprecision can impact the resulting fair value. For further information related to the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank, see Note 8 of Notes to Financial Statements, “Fair Value Measurements and Fair Value of Financial Instruments.”

Defined Benefit Pension and Postretirement Medical Plans. Our defined benefit pension and postretirement medical plan net obligations are measured using several assumptions such as the discount rate, expected rate of return on plan assets, mortality rates and healthcare cost trend rate. We evaluate these assumptions with our actuarial consultants and select assumptions that we believe reflect the economics underlying our pension and post-retirement net obligations. Any changes in the assumptions could have a material impact on our reported results of operations.

Income Tax Expense. Income tax expense involves estimates related to the valuation allowance on deferred tax assets and loss contingencies related to exposure from tax examinations. A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carryback and carryforward periods, including consideration of available tax planning strategies. Tax related loss contingencies, including assessments arising from tax examinations and tax strategies, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In considering the likelihood of loss, management considers the nature of the contingency, the progress of any examination or related protest or appeal, the views of legal counsel and other advisors, experience of the Bank or other enterprises in similar matters, if any, and management’s intended response to any assessment.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Summary of Selected Balance Sheet Data.

	March 31,	December 31,	Increase
	2016	2015	(Decrease)	% Change
	(Dollars in thousands)

Total assets	$100,058	$98,656	$1,402	1.4%
Cash and cash equivalents	10,485	9,100	1,385	15.2
Investment securities available for sale	12,528	11,224	1,304	11.6
Stock in Federal Home Loan Bank of Chicago ("FHLB - Chicago")	837	837	-	-
Loans receivable, net	72,636	74,302	(1,666)	(2.2)
Premises and equipment, net	1,879	1,881	(2)	(0.1)
Foreclosed real estate held for sale, net	622	667	(45)	(6.7)
Other assets (1)	1,071	645	426	66.0
Deposits	84,419	80,013	4,406	5.5
Advances from FHLB - Chicago	6,000	9,000	(3,000)	(33.3)
Accrued defined benefit pension plan	1,486	1,464	22	1.5
Accrued postretirement medical plan	985	985	-	-
Other liabilities	353	332	21	6.3
Equity	6,815	6,862	(47)	(0.7)

(1) Includes accrued interest receivable, deferred tax asset and other assets.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total Assets. Total assets increased $1.4 million, or 1.4%, to $100.1 million at March 31, 2016 from $98.7 million at December 31, 2015. The increase in total assets was due primarily to an increase in cash and cash equivalents and investment securities, partially offset by a decrease in loans. As part of our business strategy following the conversion, we intend to increase our emphasis on short-term commercial and multi-family real estate loans and, to a lesser extent, increase our commercial business loans and consumer loans.

Loans Receivable, Net. Net loans decreased $1.7 million, or 2.2%, to $72.6 million at March 31, 2016 from $74.3 million at December 31, 2015. The decrease in loans was due primarily to repayments exceeding originations for one-to-four family, owner-occupied loans of $1.2 million. There were modest changes in the other loan segments.

Investment Securities Available for Sale. At March 31, 2016 and December 31, 2015, all investment securities were classified as available for sale and included primarily mortgage-backed securities. At March 31, 2016, all of our investment securities were issued by U.S. government agencies or U.S. government-sponsored enterprises. Investment securities increased $1.3 million, or 11.6%, to $12.5 million at March 31, 2016 due to purchase of mortgage-backed securities, offset by principal collections on mortgage-backed securities and calls of investment securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.4 million, or 15.2%, to $10.5 million at March 31, 2016 from $9.1 million at December 31, 2015.

Foreclosed Real Estate Held for Sale, Net. Foreclosed real estate held for sale decreased $45,000, or 6.7%, to $622,000 at March 31, 2016 from $667,000 at December 31, 2015. The decrease was due primarily to the sale of one property.

Deposits. Deposits increased $4.4 million, or 5.5%, to $84.4 million at March 31, 2016 from $80.0 million at December 31, 2015. The majority of the increase in deposits was due to the Bank attracting additional certificates of deposit, which increased $2.8 million to $62.0 million at March 31, 2016 from $59.2 million at December 31, 2015. Core deposits, which include non-interest-bearing checking, interest-bearing checking, savings and money market accounts, increased $1.6 million, or 7.7%, to $22.4 million at March 31, 2016 from $20.8 million at December 31, 2015. The increase was due primarily to new interest-bearing checking and money market accounts. We intend to increase our core deposits, in particular, checking and money market accounts, through our existing and new commercial loan customers and aggressive marketing efforts.

Advances from FHLB – Chicago. At December, 2015, we had $9.0 million of FHLB – Chicago advances with an average cost of 4.47%. We intend, subject to market conditions, to replace our higher-cost FHLB – Chicago advances as they mature with lower-cost FHLB – Chicago advances and core deposits. In January 2016, we repaid a matured $3.0 million FHLB – Chicago advance with a cost of 3.90%, using funds from cash and cash equivalents. During July 2016, we intend to refinance a maturing $5.0 million FHLB – Chicago advance, with an interest rate of 4.62% with $5.0 million of FHLB – Chicago advances costing approximately 1.99%.

Equity. Equity decreased to $6.8 million at March 31, 2016 from $6.9 million at December 31, 2015, primarily as a result of a net loss of $133,000 for the quarter ended March 31, 2016, partially offset by a decrease in the unrealized losses on investment securities, net of taxes.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

Net Loss. We had a net loss of $133,000 for the three months ended March 31, 2016, compared to a net loss of $168,000 for the three months ended March 31, 2015. Our net loss for the 2016 period was lower due primarily to higher net interest income, no provision for loan losses for the three months ended March 31, 2016, compared to $18,000 for the three months ended March 31, 2015, and modestly higher noninterest income, partially offset by higher noninterest expense.

Net Interest Income.

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)	% Change
	(Dollars in thousands)

Interest income:
Loans receivable	$817	$759	$58	7.6%
Investment securities	46	46	-	-
Other interest - earning assets	9	4	5	125.0
Total interest income	872	809	63	7.8

Interest expense:
Checking accounts	3	-	3	NM
Savings accounts	1	1	-	-
Money market account	2	2	-	-
Certificates of deposit	232	181	51	28.2
Total deposits	238	184	54	29.3
Advances from FHLBC	71	99	(28)	(28.3)
Total interest expense	309	283	26	9.2

Net interest income	$563	$526	$37	7.0%

NM Not meaningful.

Summary of Average Yields, Average Rates and Average Balances.

Average Yields and Rates

	Three Months Ended March 31,		Increase
	2016	2015	(decrease)

Loans receivable	4.47%	4.65%	(0.18)%
Investment securities	1.62	1.58	0.04
Other interest - earning assets	0.63	0.19	0.44

Total interest-earning assets	3.86	3.79	0.07

Checking accounts	0.55	-	0.55
Savings accounts	0.05	0.05	-
Money market deposit accounts	0.11	0.11	-
Certificates of deposit	1.53	1.38	0.15
Total deposits	1.22	1.08	0.14
Borrowings	4.59	4.40	0.19

Total interest-bearing liabilities	1.47	1.47	-

Net interest rate spread	2.39	2.32	0.07
Net interest margin	2.49%	2.46%	0.03%

Average Balances

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)	% Change
	(Dollars in thousands)

Loans receivable	$73,170	$65,307	$7,863	12.0%
Investment securities	11,361	11,634	(273)	(2.3)
Other interest - earning assets	5,744	8,528	(2,784)	(32.6)

Total interest-earning assets	90,275	85,469	4,806	5.6

Checking accounts	2,167	-	2,167	NM
Savings accounts	7,950	8,363	(413)	(4.9)
Money market accounts	7,050	7,081	(31)	(0.4)
Certificates of deposit	60,580	52,400	8,180	15.6
Total deposits	77,747	67,844	9,903	14.6
Borrowings	6,194	9,000	(2,806)	(31.2)

Total interest-bearing liabilities	83,941	76,844	7,097	9.2

Net interest-earning assets	$6,334	$8,625	$(2,291)	(26.6)%

NM Not meaningful.

Interest Income. Interest income increased $63,000, or 7.8%, to $872,000 for the three months ended March 31, 2016 from $809,000 for the three months ended March 31, 2015. The increase in interest income is due principally to a higher average balance of loans, partially offset by a lower average yield on loans.

Interest Expense. Interest expense increased $26,000, or 9.2%, to $309,000 for the three months ended March 31, 2016 from $283,000 for the three months ended March 31, 2015 as a result of the Bank’s marketing efforts to attract new deposit customers. The average balance on interest-bearing liabilities increased to $83.9 million for the 2016 quarter from $76.8 million for the 2015 quarter.

Net Interest Income. Net interest income increased $37,000, or 7.0%, to $563,000 for the three months ended March 31, 2016 from $526,000 for the three months ended March 31, 2015. The increase in net interest income was most attributable to a growth in loans.

The average balance of loans increased $7.9 million, or 12.0%, to $73.2 million for the quarter ended March 31, 2016 from $65.3 million for the quarter ended March 31, 2015. The average yield on loans decreased 18 basis points to 4.47% for the 2016 period from 4.65% for the 2015 period. The decrease in average yield was due to lower market interest rates.

The average balance of investment securities decreased $273,000, or 2.3%, to $11.4 million for the quarter ended March 31, 2016 from $11.6 million for the quarter ended March 31, 2015. The average yield on investment securities increased 4 basis points to 1.62% for the 2016 quarter from 1.58% for the 2015 quarter.

The average balance of deposits increased $9.9 million, or 14.6%, to $77.7 million for the three months ended March 31, 2016 from $67.8 million for the three months ended March 31, 2015. In addition, the average cost of deposits increased 14 basis points to 1.22% for the 2016 quarter from 1.08% for the 2015 quarter. The increase in the average balance and average rate was primarily attributable to an increase in certificates of deposit accounts.

The average balance of borrowings decreased $2.8 million, or 31.2%, to $6.2 million for the three months ended March 31, 2016 from $9.0 million for the three months ended March 31, 2015 due to the maturity and repayment of a $3.0 million advance from the FHLB in January 2016.

Net interest-earning assets decreased to $6.3 million for the three months ended March 31, 2016 from $8.6 million for the three months ended March 31, 2015. This decrease is due to the introduction of interest-bearing checking accounts, a higher average balance of non-interest-earning demand deposit accounts and an increase in non-interest-earning assets.

The net interest rate spread increased 7 basis points to 2.39% for the three months ended March 31, 2016 from 2.32% for the first quarter of 2015. Our average yield on interest-earning assets increased 7 basis points while the average cost of interest-bearing liabilities remained unchanged.

Provision for Loan Losses. There was no provision for loan losses for the three months ended March 31, 2016, compared to $18,000 for the three months ended March 31, 2015. The Bank maintains an allowance for loan losses at a level necessary to cover known and inherent losses in the loan portfolio that are probable and reasonable to estimate. Management considers, among other factors, historical loss experience, type and amount of loans, borrower concentrations and current conditions of the economy. Management also reviews individual loans for which full collectivity may not be reasonably assured and considers, among other matters, the estimated fair value of underlying collateral. This evaluation is ongoing and results in variations in the provision for loan losses.

Summary of Noninterest Income.

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)	% Change
	(Dollars in thousands)

Noninterest income:
Loan service charges	$4	$4	$-	0.0%
Other	23	16	7	43.8
Total noninterest income	$27	$20	$7	35.0%

Noninterest Income. Noninterest income increased $7,000, or 35.0%, to $27,000 for the three months ended March 31, 2016 from $20,000 for the three months ended March 31, 2015. The increase is due primarily to higher service charge income on deposit accounts.

Summary of Noninterest Expense.

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)	% Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$414	$365	$49	13.4%
Occupancy expense	60	59	1	1.7
Equipment expense	35	48	(13)	(27.1)
Data processing	51	50	1	2.0
FDIC premium expense	21	39	(18)	(46.2)
Professional services	70	63	7	11.1
Insurance costs	10	13	(3)	(23.1)
Advertising	9	9	-	0.0
Supplies	9	12	(3)	(25.0)
Operations from foreclosed real estate	9	-	9	NM
Other	35	38	(3)	(7.9)
Total noninterest expense	$723	$696	$27	3.9%

NM Not meaningful.

Noninterest Expense. Noninterest expense increased $27,000, or 3.9%, to $723,000 for the three months ended March 31, 2016 from $696,000 for the three months ended March 31, 2015. The increase was due primarily to an increase in compensation, partially offset by decreases in FDIC premium expense and equipment expense.

FDIC premium expense decreased substantially as a result of a lower assessment rate due to our improved risk category. Such expenses were $21,000 for the quarter ended March 31, 2016 versus $39,000 for the 2015 quarter. Equipment expense was $35,000 for the quarter ended March 31, 2016, compared to $48,000 for the quarter ended March 31, 2015.

Compensation and benefits increased $49,000, or 13.4%, to $414,000 for the three months ended March 31, 2016 from $365,000 for the three months ended March 31, 2015 due primarily to higher salary levels and defined benefit pension plan costs.

Following the conversion, we expect our noninterest expenses to increase because of costs associated with operating as a public company and increased compensation costs related to the Bank’s ESOP and possible implementation of one or more stock-based compensation benefit plans, if approved by our stockholders.

Income Tax Expense. There was no provision for income taxes for the quarter ended March 31, 2016, or for the quarter ended March 31, 2015. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available for sale securities, based upon our cumulative operating losses in recent years.

The deferred tax asset will only be recognized in future periods upon the Bank’s ability to realize and maintain profitable results of operations.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as we had no tax-exempt interest-earning assets during the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income.

	For The Three Months Ended March 31,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Loans	$73,170	$817	4.47%	$65,307	$759	4.65%
Investment securities	11,361	46	1.62	11,634	46	1.58
Other interest-earning assets	5,744	9	0.63	8,528	4	0.19
Total interest-earning assets	90,275	$872	3.86	85,469	$809	3.79
Non-interest-earning assets	7,407			6,242
Total assets	$97,682			$91,711

Interest-bearing liabilities:
Checking accounts	$2,167	$3	0.55	$-	$-	-
Savings accounts	7,950	1	0.05	8,363	1	0.05
Money market accounts	7,050	2	0.11	7,081	2	0.11
Certificates of deposit	60,580	232	1.53	52,400	181	1.38
Total interest-bearing deposits	77,747	238	1.22	67,844	184	1.08
Borrowings (2)	6,194	71	4.59	9,000	99	4.40
Total interest-bearing liabilities	83,941	$309	1.47	76,844	$283	1.47
Non-interest-bearing checking accounts	4,008			4,490
Other non-interest-bearing liabilities	2,845			2,823
Equity	6,888			7,554
Total liabilities and equity	$97,682			$91,711

Net interest income		$563			$526
Net interest rate spread (3)			2.39%			2.32%
Net interest-earning assets (4)	$6,334			$8,625
Net interest margin (5)			2.49%			2.46%
Average interest-earning assets to average interest- bearing liabilities			107.55%			111.22%

(1) Computed on an annualized basis.
(2) Consists entirely of advances from the FHLB-Chicago.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the rate of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLBC, and repayments, maturities and calls of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2016.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning and non interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $10.5 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At March 31, 2016, we had $2.0 million in loan commitments outstanding including loans in process. Certificates of deposit due within one year of March 31, 2016 totaled $13.3 million, or 15.8% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2017.

The additional capital that we are raising in the offering will provide additional liquidity. Moreover, it is our intention as we grow our commercial and multi-family real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace our higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates we offer.

Our primary investing activity is originating loans. During the three months ended March 31, 2016 and 2015, we originated $1.1 million and $3.1 million of loans, respectively. We did not sell or purchase any loans or loan participations during the three months ended March 31, 2016 or 2015.

Financing activities consist primarily of activity in deposit accounts and FHLBC advances. We had a net increase of $4.4 million and $3.2 million in deposits for the three months ended March 31, 2016 and 2015, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC, which provides an additional source of funds. Our FHLBC advances totaled $6.0 million at March 31, 2016. In addition, the Bank had entered into an irrevocable standby letter of credit with the FHLB-Chicago of $2.7 million at March 31, 2016 to secure public deposits. At

March 31, 2016, we had the ability to borrow up to an additional $37.6 million from the FHLBC, subject to pledging additional collateral. We also have an unused open line of credit at The Independent BankersBank that would allow us to borrow up to $2.5 million at March 31, 2016.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2016 and December 31, 2015, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

The net proceeds from the stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of new loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 7 – Financial Instruments with Off-Balance Sheet Risk of the notes to financial statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Impact of Inflation and Changing Price

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Asset Quality

Non-Accrual Loans. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on non-accrual loans generally is applied against principal using the cost recovery method or to interest income recognized on the cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. There were no changes in our non-accrual policy during the three months ended March 31, 2016 and or 2015. At March 31, 2016, we had no non-accrual loans and one accruing consumer loan for $1,000 that was 90 days or more past due.

Troubled Debt Restructurings. Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans were one of the following: a reduction of the stated interest rate of the loan for some period of time or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At March 31, 2016, we had $272,000 of troubled debt restructurings, which were performing in accordance with their modified terms. No additional loan commitments were outstanding to our troubled debt restructured borrowers at March 31, 2016.

At March 31, 2016, all of our $272,000 of troubled debt restructurings were on accrual status. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than 12 consecutive months of timely payments and demonstrated ability to continue to repay.

Non-Performing Loans. Non-performing loans (including troubled debt restructurings) decreased to $273,000, or 0.37% of total gross loans, at March 31, 2016 from $489,000, or 0.64% of total gross loans, at December 31, 2015 due primarily to the refinance and improvement in payment status of one single-family owner-occupied loan.

Foreclosed Real Estate Held For Sale. Foreclosed real estate held for sale consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and is recorded at fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We had $622,000 in foreclosed real estate at March 31, 2016.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	March 31,	December 31,
	2016	2015
	(In thousands)
Non-accrual loans:
Real estate loans:
One-to-four family, owner occupied	$-	$-
One-to-four family, non-owner occupied	-	-
Commercial and multi-family	-	-
Construction and land	-	-
Commercial business loans	-	-
Consumer loans	-	-
Total non-accrual loans	$-	$-

Loans delinquent 90 days or more and still accruing-consumer loans	$1	$1

Troubled debt restructurings not included in non-accrual loans-one-to-four family owner occupied	272	488
Total non-performing loans	$273	$489
Foreclosed real estate held for sale-residential	622	667
Total non-performing assets	$895	$1,156

Ratios:
Non-performing loans to total gross loans	0.37%	0.64%
Non-performing assets to total assets	0.89%	1.17%

The ratios of non-performing loans to total gross loans and non-performing assets to total assets decreased due to a decline in loans classified as accruing troubled debt restructurings.

We had no non-accruing loans at March 31, 2016. Interest income that would have been recorded for the three months ended March 31, 2016 had troubled debt restructurings been current according to their original terms, amounted to $4,000. We recognized $4,000 of interest income for these loans for the three months ended March 31, 2016.

Other Loans of Concern. Other than $649,000 of loans designated by management as “special mention,” there were no other loans at March 31, 2016 that are not already disclosed herein where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of an allocated allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. At March 31, 2016, we had $649,000 of loans designated as “special mention.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that are both probable and reasonable to estimate. General allowances represent allowances which have been established to cover losses associated with lending activities that were both probable and reasonable to estimate, but have not been allocated to particular problem loans. When an insured institution classifies problem assets as “loss,” it is required either to establish an allocated allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or allocated allowances.

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing. Management reviews the status of each loan on our watch list on a quarterly basis with the full board of directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

The following table sets forth our amounts of classified loans, loans designated as special mention and foreclosed real estate held for sale as of March 31, 2016 and December 31, 2015. The classified assets total at March 31, 2016 includes $185,000 of non-performing loans.

	March 31,	December 31,
	2016	2015
	(In thousands)
Classified loans:
Substandard	$1,863	$1,876
Doubtful	-	-
Loss	-	-
Total classified loans	$1,863	$1,876
Special mention loans	$649	$636
Foreclosed real estate held for sale	$622	$667

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to operations.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) allocated allowances for identified impaired loans; and (2) a general valuation allowance on non-impaired loans. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value could result in our charging off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation.

Substantially all of our loans are secured by collateral. Nonaccrual commercial and multi-family real estate loans, our larger nonaccrual one- to four-family owner-occupied loans and investor loans, and troubled debt restructurings are evaluated for impairment and allocated allowances, if needed, are established. Typically for a non-performing real estate loan in the process of collection, the value of the underlying collateral is estimated using an independent appraisal, adjusted for current economic conditions and other factors, and related general or allocated allowances for loan losses are adjusted on a quarterly basis. If a non-performing real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal if it has not already been obtained. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

Allocated Allowances for Identified Impaired Loans. We establish an allocated allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying an impaired loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Allowance on the Loan Portfolio. We establish a general allowance for non-impaired loans to recognize the probable losses associated with lending activities. This general allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience of the last two years. The allowance is adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These qualitative factors include the existence and effect of any concentrations of credit and changes in the level of such concentrations, changes in national, regional and local economic conditions that affect the collectability of the loan portfolio, changes in levels or trends in charge-offs and recoveries, changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss, changes in the size and composition of the loan portfolio and terms of loans, changes in lending policies and procedures, risk selection and underwriting standards, changes in the experience, ability and depth of lending management and other relevant staff, quality of loan review and board of directors oversight, changes in the value of underlying collateral for collateral-dependent loans, and the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and legal and regulatory requirements. The qualitative factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

Unallocated Allowance.  Allowances other than allocated and general allowances are included in the unallocated portion of the allowance for loan losses.  The unallocated allowance reflects the imprecision inherent in the underlying assumptions used in the methodologies for estimating the general allowance. The unallocated component of the allowance for loan losses is maintained to cover probable and incurred credit losses inherent in the loan portfolio but not captured in the general component, such as historical loan loss experience data that may not precisely correspond to individual loan portfolio segments and the uncertainties in economic conditions.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$1,249	$1,079

Charge-offs:
Real estate loans:
One-to-four family, owner occupied	-	-
One-to-four family, non-owner occupied	-	-
Commercial and multi-family	-	-
Construction and land	-	-
Commercial business loans	-	-
Consumer loans	-	-
Total charge-offs	-	-

Recoveries:
Real estate loans:
One-to-four family, owner occupied	2	1
One-to-four family, non-owner occupied	1	2
Commercial and multi-family	-	-
Construction and land	-	-
Commercial business loans	-	-
Consumer loans	-	-
Total recoveries	3	3
Net recoveries	3	3
Provision for loan losses	-	18

Balance at end of period	$1,252	$1,100

Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.02)%	(0.02)%
Allowance for loan losses to non- performing loans at end of period	458.61%	102.61%
Allowance for loan losses to total gross loans at end of period	1.68%	1.60%

The allowance to non-performing loans ratio increased due primarily to a reduction in non-performing loans to $273,000 at March 31, 2016 from $1.1 million at March 31, 2015. The allowance to total gross loans outstanding ratio increased as a result of principally the growth in commercial and multi-family real estate loans to $15.0 million, or 20.1% of total gross loans at March 31, 2016 from $6.6 million, or 9.6% of total gross loans at March 31, 2015 and the inherent credit risks associated with such loans.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Best Hometown Bancorp, Inc.’s Prospectus dated May 13, 2016 ("Prospectus") as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2016, including under the section titled “Risk Factors, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At March 31, 2016, the risk factors for Best Hometown Bancorp, Inc. have not changed materially from those reported in our Prospectus. However, the risks described in the Prospectus are not the only risks that we face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Best Hometown Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Comprehensive Loss, (iv) the Condensed Statements of Equity, (v) the Condensed Statements of Cash Flows, and (vi) the Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST HOMETOWN BANCORP, INC.

Date: June 27, 2016	/s/ Ronnie R. Shambaugh
Ronnie R. Shambaugh
President and Chief Executive Officer

Date: June 27, 2016	/s/ Cynthia T. Knebel
Cynthia T. Knebel
Chief Financial Officer

