Form 10-Q
period 2016-06-30
Best Hometown Bancorp, Inc.
filed 2016-08-12
CIK 1667840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 000-55652

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

YES ☒  NO ☐.

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

As of August 12, 2016, there were 826,208 shares of the Registrant’s common stock issued and outstanding.

Best Hometown Bancorp, Inc.

FORM 10-Q

Best Hometown Bancorp, Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

June 30, 2016 (Unaudited) and December 31, 2015

	June 30,	December 31,
	2016	2015
	(In thousands)
Assets
Cash and due from banks	$1,275	$2,632
Interest-bearing deposits in other banks:
Federal Home Loan Bank of Chicago ("FHLBC") demand account	6,899	1,215
TIB-The Independent BankersBank money market account	4,558	5,007
Other banks	247	246
Cash and cash equivalents	12,979	9,100
Investment securities available for sale, at market value (amortized cost of $18,687 and $11,353, respectively)	18,656	11,224
Stock in FHLBC	837	837
Loans receivable, net of allowance for loan losses of $1,224 and $1,249, respectively	72,210	74,302
Premises and equipment, net	1,974	1,881
Foreclosed real estate held for sale, net	208	667
Accrued interest receivable:
Investment securities	54	37
Loans receivable	250	259
Deferred tax asset	10	44
Other assets	122	305
Total assets	$107,300	$98,656

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$3,830	$4,237
Interest-bearing	81,856	75,776
Total deposits	85,686	80,013
Advances from FHLBC	6,000	9,000
Accrued defined benefit pension plan	1,296	1,464
Accrued postretirement medical plan	985	985
Other liabilities	454	332
Total liabilities	94,421	91,794
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 826,208 shares issued and outstanding	8	-
Additional paid-in capital	6,836	-
Retained earnings - substantially restricted	8,503	8,789
Unearned Employee Stock Ownership Plan ("ESOP") shares	(661)	-
Accumulated other comprehensive (loss), net of tax:
Net unrealized (losses) on investment securities, net of tax	(21)	(85)
Net unrealized (losses) on defined benefit pension plan, net of tax	(1,741)	(1,797)
Net unrealized (losses) on postretirement medical plan, net of tax	(45)	(45)
Total accumulated other comprehensive (loss), net of tax	(1,807)	(1,927)
Total stockholders' equity	12,879	6,862
Total liabilities and stockholders' equity	$107,300	$98,656

See accompanying notes to condensed consolidated financial statements.

Best Hometown Bancorp, Inc.

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Interest income:
Loans receivable	$806	$764	$1,623	$1,523
Investment securities	52	50	98	96
Other interest-earning assets	11	5	20	9
Total interest income	869	819	1,741	1,628
Interest expense:
Deposits	257	171	495	355
Advances from FHLBC	71	101	142	200
Total interest expense	328	272	637	555
Net interest income	541	547	1,104	1,073
Provision for loan losses	-	-	-	18
Net interest income after provision for loan losses	541	547	1,104	1,055
Noninterest income:
Loan service charges	4	3	8	7
Other	22	21	45	37
Total noninterest income	26	24	53	44
Noninterest expense:
Compensation and benefits	333	386	747	751
Occupancy expense	56	57	116	116
Equipment expense	37	38	72	86
Data processing	52	50	103	100
FDIC premium expense	21	47	42	86
Professional services	94	77	164	140
Insurance costs	8	12	18	25
Advertising	17	16	26	25
Supplies	10	12	19	24
Operations from foreclosed real estate	49	(65)	58	(65)
Other	43	52	78	90
Total noninterest expense	720	682	1,443	1,378
Loss before income taxes	(153)	(111)	(286)	(279)
Income taxes:
Current	-	-	-	-
Deferred	-	-	-	-
Total income taxes	-	-	-	-
Net loss	$(153)	$(111)	$(286)	$(279)

See accompanying notes to condensed consolidated financial statements.

Best Hometown Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Loss

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)

Net loss	$(153)	$(111)	$(286)	$(279)
Accumulated other comprehensive earnings (loss), net of tax:
Unrealized (losses) gains on investment securities during the period	9	(130)	98	(65)
Net unrealized gains on defined benefit pension plan	29	23	56	46
Net unrealized gains on postretirement medical plan	-	1	-	2
Accumulated other comprehensive gains (loss) before taxes	38	(106)	154	(17)
Income tax benefit (expense)	(4)	46	(34)	23
Accumulated other comprehensive earnings (loss), net of tax	34	(60)	120	6
Comprehensive loss	$(119)	$(171)	$(166)	$(273)

See accompanying notes to condensed consolidated financial statements.

Best Hometown Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2016 and 2015 (Unaudited)

						Net Unrealized	Net Unrealized
					Net Unrealized	(Losses)	(Losses) On	Accumulated
		Additional	Unearned		(Losses) Gains	On Defined	Postretirement	Other	Total
	Common	Paid-In	ESOP	Retained	On Investment	Benefit Pension	Medical Plan,	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Securities, Net	Plan, Net	Net	(Loss), Net	Equity
	(In thousands)

Balance at December 31, 2014	$-	$-	$-	$9,491	$(38)	$(1,756)	$(73)	$(1,867)	$7,624

Net loss	-	-	-	(279)	-	-	-	-	(279)

Net unrealized (losses) gains, net of taxes	-	-	-	-	(42)	46	2	6	6

Balance at June 30, 2015	$-	$-	$-	$9,212	$(80)	$(1,710)	$(71)	$(1,861)	$7,351

Balance at December 31, 2015	$-	$-	$-	$8,789	$(85)	$(1,797)	$(45)	$(1,927)	$6,862

Net loss	-	-	-	(286)	-	-	-	-	(286)

Proceeds from issuance of 826,208 shares of common stock	8	6,836	(661)	-	-	-	-	-	6,183

Net unrealized (losses) gains, net of taxes	-	-	-	-	64	56	-	120	120

Balance at June 30, 2016	$8	$6,836	$(661)	$8,503	$(21)	$(1,741)	$(45)	$(1,807)	$12,879

See accompanying notes to condensed consolidated financial statements.

Best Hometown Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(286)	$(279)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation expense	64	64
Amortization of premiums, net	126	124
Provision for loan losses	-	18
Loss (gain) on foreclosed real estate	26	(112)
(Increase) decrease in:
Accrued interest receivable	(8)	(7)
Other assets	183	7
Increase (decrease) in other liabilities	10	(29)
Net cash provided by (used for) operating activities	115	(214)
Cash flows from investing activities:
Net decrease (increase) in loans receivable	2,214	(5,261)
Mortgage-backed securities ("MBSs") available for sale - collections	1,447	1,455
MBSs available for sale - purchased	(9,407)	(3,722)
Securities available for sale - purchased	-	(501)
Securities available for sale - proceeds from call	500	500
Purchases of premises and equipment	(157)	(53)
Proceeds from foreclosed real estate	311	373
Net cash used for investing activities	(5,092)	(7,209)

(Continued)

Best Hometown Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Continued)
	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	$5,673	$4,679
(Repayment of) proceeds from advances from FHLBC	(3,000)	5,000
Proceeds from issuance of common stock	6,183	-
Net cash provided by financing activities	8,856	9,679
Net increase in cash and cash equivalents	3,879	2,256
Cash and cash equivalents at beginning of period	9,100	9,794
Cash and cash equivalents at end of period	$12,979	$12,050

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits	$494	$355
Interest on advances from FHLBC	153	201
Real estate acquired in settlement of loans	$-	$25
Loans made to finance sales of foreclosed assets	122	24

See accompanying notes to condensed consolidated financial statements.

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Note 1. Summary of Significant Accounting Policies

General

On June 29, 2016, Best Hometown Bank (“Bank”) (formerly known as Home Federal Savings and Loan Association of Collinsville) completed its conversion from a federally-chartered mutual savings association to a federally-chartered stock savings association and the establishment of a stock holding company, Best Hometown Bancorp, Inc. (“Company”), as parent of the Bank. The stock holding company is organized under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank. The Company sold 826,208 shares of its common stock, including 8% or 66,096 shares purchased by the Bank’s employee stock ownership plan (“ESOP”), at a price of $10.00 per share, for gross offering proceeds of $8.3 million. The cost of the conversion and issuance of common stock was $1.4 million which was deducted from the gross offering proceeds. The Company contributed $5.0 million of the net proceeds from the offering to the Bank and $1.2 million was retained by the Company. In addition, $661,000 of the net proceeds were used to fund the loan to the ESOP. The loan was used by the ESOP to purchase Company shares in the offering.

Voting rights are held and exercised exclusively by the stockholders of the holding company. Deposit account holders continue to be insured by the FDIC. A liquidation account was established in an amount equal to the Bank’s total equity as of the latest balance sheet date in the final offering circular used in the conversion. Each eligible account holder or supplemental account holder is entitled to a proportionate share of this account in the event of a complete liquidation of the Bank, and only in such event. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance at fiscal year end falls below the amounts on the respective eligiblity record date and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance.

The Bank may not pay a dividend on its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the stock holding company will be subject to certain regulations related to the repurchase of its capital stock.

The Conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Basis of Presentation and Consolidation

The condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016, include Best Hometown Bancorp, Inc. and its wholly-owned subsidiary of the Bank. Intercompany transactions and balances have been eliminated in consolidation. The financial statements as of December 31, 2015 and for the three and six months ended June 30, 2015 represent the Bank only, as the conversion to stock form, including the formation of Best Hometown Bancorp, Inc. was completed on June 29, 2016. References herein to the Company for periods prior to the completion of the stock conversion should be deemed to refer to the Bank.

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

The accompanying condensed balance sheet of the Bank as of December 31, 2015, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, were prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Bank for the year ended December 31, 2015 included in the Registrant’s Registration Statement on Form S-1. Reference is made to the accounting policies of the Bank described in the Notes to Financial Statements contained in the Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included to present fairly the financial position as of June 30, 2016 and the results of operations and cash flows for the three and six months ended June 30, 2016 and 2015. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2016, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

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

Allowance for Loan Losses

Allowance for loan losses are established for impaired loans for the difference between the loan amount and the present value of expected future cash flows discounted at the original contractual interest rate, or as a practical expedient if the loan is deemed collateral dependent, the fair value of collateral less estimated selling costs. The Company considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

types of loans for which impairment is measured under FASB ASC 310-10-35, “Receivables,” include nonaccrual commercial and multi-family real estate loans, large nonaccrual one-to-four family, owner occupied and non-owner occupied loans and troubled debt restructurings (“TDRs”), where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Impairment losses are recognized through an increase in the allowance for loan losses. Such loans are placed on nonaccrual status at the point deemed uncollectible. The Bank generally ceases accruing interest on the loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on non-accrual loans generally is applied against principal using the cost recovery method or to interest income recognized on the cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. A loan is considered delinquent when a payment has not been made by the contractual due date.

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

Management believes that all known and inherent losses in the loan portfolio that are probable and reasonable to estimate have been recorded as of each condensed consolidated balance sheet date.

Employee Stock Ownership Plan (“ESOP”)

In conjunction with the stock offering, the Company established an ESOP for the benefit of employees who meet eligibility requirements as defined in the ESOP. Eligible employees in the ESOP are those employees which complete at least 1000 hours of service and attain age 21. Participant benefits become fully vested upon completion of 6 years of service (including those years of service prior to adoption of the plan); participants will be vested 0% prior to two years of

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

service, 20% after two years of service and an additional 20% for each year of service thereafter. The Bank makes annual contributions equal to the ESOP's debt service, less dividends on unallocated and allocated (if any) shares used to repay the loan. Dividends on allocated ESOP shares are charged to retained earnings. The ESOP shares are pledged as collateral on the loan. As the loan is repaid, shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants.

The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent the fair value of the ESOP shares released differs from the cost of the shares, such amount is charged to or credited to equity as additional paid-in capital.

Earnings (Loss) Per Share

Earnings (loss) per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding.

Based on the accounting method used for the recording of the common stock transaction, including the funding of Best Hometown Bancorp, Inc., on June 29, 2016, together with the methods and computations for calculating the weighted-average number of related outstanding shares and loss per share for the three and six months ended June 30, 2016, the computation of loss per share would not provide meaningful information to readers of the accompanying condensed consolidated financial statements. Therefore, such presentation is not included for such periods.

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized gains (losses) on available-for-sale securities, unrealized gains (losses) on defined benefit pension plan and unrealized gains (losses) on postretirement medical plan. Changes recognized in accumulated other comprehensive (loss), net of tax are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of Accumulated Other Comprehensive (Loss), Net of Tax	2016	2015	2016	2015	Description
	(In thousands)

Unrealized gains and losses on investment securities available for sale:

Unrealized gains (losses) on investment securities	$9	$(130)	$98	$(65)	Included in accumulated other comprehensive loss
	(4)	46	(34)	23	Tax effect
	$5	$(84)	$64	$(42)	Net of tax

Amortization of defined benfit pension plan:	$29	$23	$56	$46	Included in net periodic cost (note 5)
Net loss	-	-	-	-	Tax effect
	$29	$23	$56	$46	Net of tax

Amortization of postretirement medical plan:
Net loss	$2	$3	$4	$6	Included in net periodic cost (note 5)
Prior service cost	(2)	(2)	(4)	(4)	Included in net periodic cost (note 5)
	-	-	-	-	Tax effect
	$-	$1	$-	$2	Net of tax

Total reclassifications out of accumulated other comprehensive (loss), net of tax	$34	(60)	120	$6

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

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

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Note 2. Investment Securities Available for Sale

Investment securities available for sale are summarized as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
Agencies due in 2020	500	8	-	508
MBS: Government-sponsored enterprise ("GSE") residential	18,187	17	(56)	18,148
Total	$18,687	$25	$(56)	$18,656

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
Agencies due in 2019	$500	$1	$-	$501
Agencies due in 2020	500	-	(6)	494
MBS: GSE residential	10,353	-	(124)	10,229
Total	$11,353	$1	$(130)	$11,224

As of June 30, 2016 and December 31, 2015, investment securities with a carrying value of $508 and $995 were pledged for public deposits.

There were no investment securities sold during the three or six months ended June 30, 2016 or 2015.

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Investment securities having a continuous unrealized loss position for less than twelve months and twelve months or longer at June 30, 2016 and December 31, 2015 are summarized as follows:

	Number	Less than 12 Months		12 Months or Longer		Total
June 30,	of	Market	Unrealized	Market	Unrealized	Market	Unrealized
2016	Positions	Value	loss	Value	loss	Value	loss
	(Dollars in thousands)

Agencies	-	$-	$-	$-	$-	$-	$-
MBS	21	8,882	30	4,789	26	13,671	56
	21	$8,882	$30	$4,789	$26	$13,671	$56

	Number	Less than 12 Months		12 Months or Longer		Total
December 31,	of	Market	Unrealized	Market	Unrealized	Market	Unrealized
2015	Positions	Value	loss	Value	loss	Value	loss
	(Dollars in thousands)

Agencies	1	$494	$6	$-	$-	$494	$6
MBS	21	6,974	69	3,255	55	10,229	124
	22	$7,468	$75	$3,255	$55	$10,723	$130

The unrealized losses on the investment securities were due to changes in market interest rates and not the credit quality of the issuer. The Company did not consider the unrealized losses on those securities to be other-than-temporarily impaired credit related losses at the above dates. Total fair value of these investment securities at June 30, 2016 and December 31, 2015, was $13,671 and $10,723, respectively, which is approximately 73% and 96%, respectively, of the Bank’s available for sale investments securities portfolio.

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Note 3. Loans Receivable, Net

Loans receivable, net are summarized as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Real estate loans:
One-to-four family, owner occupied	$50,177	$52,163
One-to-four family, non-owner occupied	4,137	4,780
Commercial and multi-family	15,846	14,876
Construction and land	2,435	3,034
Commercial business loans	881	713
Consumer loans	688	623
	74,164	76,189
Allowance for losses	(1,224)	(1,249)
Loans in process	(669)	(559)
Deferred loan fees, net	(61)	(79)
Total	$72,210	$74,302

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

Commercial and multi-family real estate

Commercial real estate loans are secured primarily by office buildings, churches and various income-producing properties. Multi-family real estate loans are generally secured by apartment complexes. Commercial and multi-family real estate loans are underwritten based on the economic viability of the property and creditworthiness of the borrower, with emphasis given to projected cash flow as a percentage of debt service requirements. These loans carry increased risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. Repayment of loans secured by income-producing properties depends on the successful operation of the real estate and the economy.

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

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

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

The following presents by portfolio segment, the activity in the allowance for loan losses:

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three Months Ended June 30, 2016:
Real estate loans:
One-to-four family, owner occupied	$753	$19	$(30)	$1	$743
One-to-four family, non-owner occupied	74	(2)	-	1	73
Commercial and multi-family	263	13	-	-	276
Construction and land	43	(5)	-	-	38
Commercial business loans	17	1	-	-	18
Consumer loans	18	3	-	-	21
Unallocated	84	(29)	-	-	55
	$1,252	$-	$(30)	$2	$1,224

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Three Months Ended June 30, 2015:
Real estate loans:
One-to-four family, owner occupied	$810	$(14)	$(1)	$-	$795
One-to-four family, non-owner occupied	96	4	(7)	-	93
Commercial and multi-family	98	55	-	-	153
Construction and land	47	(14)	-	-	33
Commercial business loans	12	1	-	-	13
Consumer loans	17	(12)	-	1	6
Unallocated	20	(20)	-	-	-
	$1,100	$-	$(8)	$1	$1,093

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Six Months Ended June 30, 2016:
Real estate loans:
One-to-four family, owner occupied	$771	$(1)	$(30)	$3	$743
One-to-four family, non-owner occupied	82	(11)	-	2	73
Commercial and multi-family	260	16	-	-	276
Construction and land	47	(9)	-	-	38
Commercial business loans	14	4	-	-	18
Consumer loans	19	2	-	-	21
Unallocated	56	(1)	-	-	55
	$1,249	$-	$(30)	$5	$1,224

	Allowance for Loan Losses
	Beginning	Provision for			Ending
	Balance	Losses	Charge-offs	Recoveries	Balance
Six Months Ended June 30, 2015:
Real estate loans:
One-to-four family, owner occupied	$791	$4	$(1)	$1	$795
One-to-four family, non-owner occupied	110	(12)	(7)	2	93
Commercial and multi-family	87	66	-	-	153
Construction and land	35	(2)	-	-	33
Commercial business loans	9	4	-	-	13
Consumer loans	9	(4)	-	1	6
Unallocated	38	(38)	-	-	-
	$1,079	$18	$(8)	$4	$1,093

The Bank establishes the unallocated allowance for loan losses due to uncertainties that could affect management’s estimate of probable losses. The unallocated component of the

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

allowance for loan losses is maintained to cover probable and incurred credit losses inherent in the loan portfolio but not captured in the general component, such as historical loss experience data that may not precisely correspond to individual loan portfolio segments and to uncertainties in economic conditions.

The following presents by portfolio segment, the recorded investment in loans and impairment method:

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
	(In thousands)
At June 30, 2016:
Real estate loans:
One-to-four family, owner occupied	$-	$743	$743	$1,697	$48,480	$50,177
One-to-four family, non-owner occupied	-	73	73	82	4,055	4,137
Commercial and multi-family	-	276	276	-	15,846	15,846
Construction and land	-	38	38	-	2,435	2,435
Commercial business loans	-	18	18	-	881	881
Consumer loans	-	21	21	-	688	688
Unallocated	-	55	55	-	-	-
	$-	$1,224	$1,224	$1,779	$72,385	$74,164

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for Impairment	for Impairment	Total	for Impairment	for Impairment	Total
	(In thousands)
At December 31, 2015:
Real estate loans:
One-to-four family, owner occupied	$-	$771	$771	$1,901	$50,262	$52,163
One-to-four family, non-owner occupied	-	82	82	83	4,697	4,780
Commercial and multi-family	-	260	260	-	14,876	14,876
Construction and land	-	47	47	-	3,034	3,034
Commercial business loans	-	14	14	-	713	713
Consumer loans	-	19	19	-	623	623
Unallocated	-	56	56	-	-	-
	$-	$1,249	$1,249	$1,984	$74,205	$76,189

The following tables present impaired loans and allowance for loan losses and nonperforming loans based on class level:

Impaired Loans
	With	With no
	Allowance	Allowance		Unpaid	Allowance
	for Loan	for Loan		Principal	for Loan
	Losses	Losses	Total	Balance	Losses
(In thousands)
At June 30, 2016:
Real estate loans:
One-to-four family, owner occupied	$-	$1,697	$1,697	$2,006	$-
One-to-four family, non-owner occupied	-	82	82	105	-
Commercial and multi-family	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$-	$1,779	$1,779	$2,111	$-

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Nonperforming Loans
		Past Due 90	Accruing
		Days and More	Troubled Debt
	Nonaccrual	Still Accruing	Restructurings	Total
(In thousands)
At June 30, 2016:
Real estate loans:
One-to-four family, owner occupied	$-	$-	$270	$270
One-to-four family, non-owner occupied	-	-	-	-
Commercial and multi-family	-	-	-	-
Construction and land	-	-	-	-
Commercial business loans	-	-	-	-
Consumer loans	-	-	-	-
	$-	$-	$270	$270

Impaired Loans
	With	With no
	Allowance	Allowance		Unpaid	Allowance
	for Loan	for Loan		Principal	for Loan
	Losses	Losses	Total	Balance	Losses
In Thousands)
At December 31, 2015:
Real estate loans:
One-to-four family, owner occupied	$-	$1,901	$1,901	$2,180	$-
One-to-four family, non-owner occupied	-	83	83	106	-
Commercial and multi-family	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$-	$1,984	$1,984	$2,286	$-

Nonperforming Loans
		Past Due 90	Accruing
		Days and More	Troubled Debt
	Nonaccrual	Still Accruing	Restructurings	Total
(In thousands)
At December 31, 2015:
Real estate loans:
One-to-four family, owner occupied	$-	$-	$488	$488
One-to-four family, non-owner occupied	-	-	-	-
Commercial and multi-family	-	-	-	-
Construction and land	-	-	-	-
Commercial business loans	-	-	-	-
Consumer loans	-	1	-	1
	$-	$1	$488	$489

Impaired loans with identified losses have been reduced by partial charge-offs and are carried at their estimated net realizable value. The Bank believes no further allowance for loan losses were necessary at June 30, 2016 or December 31, 2015.

There were no nonaccrual loans at June 30, 2016 or December 31, 2015.

The average recorded investment in impaired loans for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Real estate loans:
One-to-four family, owner occupied	$1,745	2,112	$1,692	$2,074
One-to-four family, non-owner occupied	82	260	82	278
Commercial and multi-family	-	-	-	-
Construction and land	-	-	-	-
Commercial business loans	-	-	-	-
Consumer loans	-	-	-	-
	$1,827	$2,372	$1,774	$2,352

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

For the three and six months ended June 30, 2016 and 2015, gross interest income that would have been recorded had the impaired loans been current in accordance with their original terms was $29, $56, $36 and $73, respectively. Interest income recognized on such loans for the three and six months ended June 30, 2016 and 2015 was $29, $56, $32 and $62, respectively.

The Bank does not have any commitments to lend additional funds to borrowers with loans whose terms have been modified in TDRs or whose loans are on nonaccrual.

There were no loans modified as troubled debt restructurings during the three or six months ended June 30, 2016 or 2015.

Following is a summary of troubled debt restructurings at June 30, 2016 and December 31, 2015:

	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
At June 30, 2016:
One-to-four family, owner occupied	3	$270

At December 31, 2015:
One-to-four family, owner occupied	4	$488

At June 30, 2016, there were no residential real estate loans in the process of foreclosure.

The following table presents the Bank’s loan portfolio aging analysis:

	Days Past Due
	30-59	60-89	90 or more	Current	Total
	(In thousands)
At June 30, 2016:
Real estate loans:
One-to-four family, owner occupied	$486	$41	$-	$49,650	$50,177
One-to-four family, non-owner occupied	25	-	-	4,112	4,137
Commercial and multi-family	-	-	-	15,846	15,846
Construction and land	-	-	-	2,435	2,435
Commercial business loans	-	-	-	881	881
Consumer loans	2	-	-	686	688
	$513	$41	$-	$73,610	$74,164

	Days Past Due
	30-59	60-89	90 or more	Current	Total
	(In thousands)
At December 31, 2015:
Real estate loans:
One-to-four family, owner occupied	$390	$104	$-	$51,669	$52,163
One-to-four family, non-owner occupied	26	-	-	4,754	4,780
Commercial and multi-family	-	-	-	14,876	14,876
Construction and land	15	-	-	3,019	3,034
Commercial business loans	-	-	-	713	713
Consumer loans	2	-	1	620	623
	$433	$104	$1	$75,651	$76,189

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

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

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

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity:

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
	(In thousands)
At June 30, 2016:
Real estate loans:
One-to-four family, owner occupied	$416	$1,665	$-	$-	$48,096	$50,177
One-to-four family, non-owner occupied	-	150	-	-	3,987	4,137
Commercial and multi-family	-	-	-	-	15,846	15,846
Construction and land	-	17	-	-	2,418	2,435
Commercial business loans	-	-	-	-	881	881
Consumer loans	-	6	-	-	682	688
	$416	$1,838	$-	$-	$71,910	$74,164

	Credit Quality Indicator-Credit Risk Profile by Grade or Classification
	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
	(In thousands)
At December 31, 2015:
Real estate loans:
One-to-four family, owner occupied	$533	$1,793	$-	$-	$49,837	$52,163
One-to-four family, non-owner occupied	93	83	-	-	4,604	4,780
Commercial and multi-family	-	-	-	-	14,876	14,876
Construction and land	3	-	-	-	3,031	3,034
Commercial business loans	-	-	-	-	713	713
Consumer loans	7	-	-	-	616	623
	$636	$1,876	$-	$-	$73,677	$76,189

Note 4.  Foreclosed Real Estate

	June 30,	December 31,
	2016	2015
	(In thousands)
Foreclosed real estate-residential	$208	$667

At June 30, 2016 and December 31, 2015, foreclosed real estate includes three and eight single-family dwellings, respectively.

Activity in foreclosed real estate is summarized as follows:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Balance, beginning of period	$667	$365
Foreclosures	-	25
Write-down	(16)	-
Proceeds from sale	(311)	(373)
Loans to facilitate sales	(122)	(24)
(Loss) gain on sale	(10)	112
Balance, end of period	$208	$105

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Following is a summary of operations from foreclosed real estate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Loss (gain) on foreclosed real estate	$26	$(73)	$26	$(112)
Foreclosed real estate expenses, net	23	8	32	47
	$49	$(65)	$58	$(65)

Note 5. Employee Benefits

Net periodic cost for the defined benefit pension plan and postretirement medical plan included the following components:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Service cost	$-	$-	$-	$-
Interest cost	35	37	10	10
Expected return on plan assets	(34)	(37)	-	-
Amortization:
Unrecognized net loss	29	23	2	3
Unrecognized prior service cost	-	-	(2)	(2)
Net periodic cost	$30	$23	$10	$11

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Service cost	$-	$-	$-	$-
Interest cost	71	74	20	20
Expected return on plan assets	(68)	(74)	-	-
Amortization:
Unrecognized net loss	56	46	4	6
Unrecognized prior service cost	-	-	(4)	(4)
Net periodic cost	$59	$46	$20	$22

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

The following table summarizes plan assets for the defined benefit pension plan, measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, segregated by the level of the inputs (as defined in Note 8) within the hierarchy used to measure fair value:

				Total
Assets	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
June 30, 2016:
Pooled separate accounts	$-	$2,447	$-	$2,447

				Total
Assets	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
December 31, 2015:
Pooled separate accounts	$-	$2,307	$-	$2,307

During the six months ended June 30, 2016, benefits paid, employer contributions and the actual return on plan assets for the defined benefit pension plan were $136, $172 $104, respectively.

The Bank’s defined benefit pension plan target allocations and weighted-average allocations by asset category are as follows:

	Target
	Allocation	June 30,	December 31,
	2016	2016	2015
Pooled separate accounts:
Equity	30%-40%	38%	37%
Debt	60%-70%	62%	63%

The Bank’s investment strategy is to maintain a diversified investment portfolio. Rebalancing occurs on a periodic basis to maintain the target allocations, but normal market activity may result in deviations. As a result of the percentage of equities held, actual return of plan assets for any period may fluctuate significantly due to changes in the stock market.

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Accumulated other comprehensive loss, net for the benefit plans are summarized as follows:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Unrecognized prior service cost	$-	$-	$2	$3
Unrecognized net loss	29	23	(2)	(2)
	29	23	-	1
Tax effect	-	-	-	-
Unrecognized loss, net of taxes	$29	$23	$-	$1

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Unrecognized prior service cost	$-	$-	$4	$6
Unrecognized net loss	56	46	(4)	(4)
	56	46	-	2
Tax effect	-	-	-	-
Unrecognized loss, net of taxes	$56	$46	$-	$2

As part of the Company’s stock offering, shares were purchased by the ESOP with a loan from the Company. The ESOP purchased 66,096 shares of the Company’s common stock in the offering completed on June 29, 2016. Equal annual payments of principal and interest over a term of twenty years at an interest rate of 3.50% will be made. The loan is secured by the shares of common stock.

ESOP shares at June 30, 2016 are summarized as follows:

Allocated	-
Committed-to-be-allocated	36
Unallocated	66,060
Total ESOP shares	66,096

The aggregate fair value of the 66,060 unallocated shares was $727,000 based on the closing price of common stock of $11.00 per share on June 30, 2016.

In the event the ESOP is unable to satisfy the obligations to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to repurchase the shares.

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

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

The Bank's capital amounts and classifications are also subject to judgments by the regulators about components, risk-weightings and other factors. At June 30, 2016 and December 31, 2015, the Bank met all capital adequacy requirements. The Bank is also subject to the regulatory framework for prompt corrective action. At June 30, 2016 and December 31, 2015, the most recent notification from the regulatory agencies categorized the Bank as well-capitalized. There are no conditions or events since the dates of the aforementioned notifications which management believes have changed the Bank’s category.

Provisions of the Dodd-Frank Act increased the capital requirements of financial institutions. The rules include minimum risk-based capital and leverage ratios, which became effective January 1, 2015, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Bank are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of 6%; (iii) a total capital to risk-weighted assets ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios, and resulting in the following ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital to risk-weighted assets ratio of 8.5% and (iii) a total capital to risk-weighted assets ratio of 10.5%. The Tier 1 leverage ratio remains unchanged at 4%. The new capital conservation buffer requirement was added in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to further limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

The Bank's actual and required capital amounts and ratios at June 30, 2016 are as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$11,035
Unrealized loss on securities AFS, net	21
Unrecognized loss, net - benefit plans	1,786
Tangible capital	12,842
General valuation allowance - limited	662

Total capital to risk-weighted assets	$13,504	25.7%	$4,197	8.0%	$5,246	10.0%

Tier 1 capital to risk-weighted assets	$12,842	24.5%	$3,148	6.0%	$4,197	8.0%

Common equity Tier 1 capital to risk-weighted assets	$12,842	24.5%	$2,361	4.5%	$3,410	6.5%

Tier 1 capital to total assets	$12,842	12.8%	$4,003	4.0%	$5,004	5.0%

The Bank's actual and required capital amounts and ratios at December 31, 2015 are as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Equity	$6,862
Unrealized loss on securities AFS, net	85
Unrecognized loss, net - benefit plans	1,842
Tangible capital	8,789
General valuation allowance - limited	668

Total capital to risk-weighted assets	$9,457	17.9%	$4,231	8.0%	$5,289	10.0%

Tier 1 capital to risk-weighted assets	$8,789	16.6%	$3,173	6.0%	$4,231	8.0%

Common equity Tier 1 capital to risk-weighted assets	$8,789	16.6%	$2,380	4.5%	$3,438	6.5%

Tier 1 capital to total assets	$8,789	9.0%	$3,913	4.0%	$4,891	5.0%

The general valuation allowance is limited to 1.25% of risk-weighted assets.

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

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

Commitments to originate mortgage loans are legally binding agreements to lend to the Bank's customers. Commitments at June 30, 2016 and December 31, 2015 to originate balloon and fixed-rate loans (including related loans in process) were $6,433 and $1,417, expiring in 180 days or less. Interest rates for commitments to fund balloon and fixed-rate loans ranged from 1.99% to 5.75% and 1.99% to 6.00% at June 30, 2016 and December 31, 2015, respectively.

During July 2015, the Bank entered into an advance transaction with the Federal Home Loan Bank of Chicago (“FHLBC”) to borrow $5,000 on July 18, 2016. One advance of $3,000 will carry an interest rate of 1.84% and mature on July 18, 2018. The other advance of $2,000 will carry an interest rate of 2.21% and mature on July 18, 2019.

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

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

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

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes financial assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, segregated by the level of the inputs within the hierarchy used to measure fair value:

				Total
Assets	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
June 30, 2016:
Agencies	$-	$508	$-	$508
MBS: GSE residential	-	18,148	-	18,148
	$-	$18,656	$-	$18,656

December 31, 2015:
Agencies	$-	$995	$-	$995
MBS: GSE residential	-	10,229	-	10,229
	$-	$11,224	$-	$11,224

There were no transfers between Level 1 and Level 2 categorizations for the years presented.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a non-recurring basis include impaired loans. At June 30, 2016 and December 31, 2015, impaired loans of $33 and $281, respectively, were adjusted to fair value utilizing Level 3 inputs. The impaired loans are collateral dependent. Fair value adjustments, consisting of charge-offs, on impaired loans during the three and six months ended June 30, 2016 and year ended December 31, 2015 amounted to $30, $30 and $117, respectively.

Nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed real estate. Foreclosed real estate is initially recorded at fair value utilizing Level 3 units based on observable market data less costs to sell when acquired, establishing a new costs basis. If it is determined that fair value declines subsequent to foreclosure, an allowance for losses is recorded through noninterest expense. At June 30, 2016 and December 31, 2015, foreclosed real estate of $130 and $0, respecitvely, were adjusted to fair value utilizing Level 3 inputs. Fair value adjustments on foreclosed real estate during the three and six months ended June 30, 2016 and year ended December 31, 2015 amounted to $16, $16 and $0, respectively. See Note 4.

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

Fair Value of Financial Instruments

Fair values of financial instruments have been estimated by the Company based on available market information with the assistance of an independent consultant:

	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2016:
Cash and cash equivalents	$12,979	$12,979	$12,979	$-	$-
Securities available for sale	18,656	18,656	-	18,656	-
Stock in FHLBC	837	837	-	837	-
Loans receivable, net	72,210	74,172	-	-	74,172
Accrued interest receivable	304	304	-	304	-
Deposits	85,686	86,222	22,888	63,334	-
Advances from FHLBC	6,000	6,098	-	6,098	-
Accrued interest payable	$36	$36	$-	$36	$-

December 31, 2015:
Cash and cash equivalents	$9,100	$9,100	$9,100	$-	$-
Securities available for sale	11,224	11,224	-	11,224	-
Stock in FHLBC	837	837	-	837	-
Loans receivable, net	74,302	76,945	-	-	76,945
Accrued interest receivable	296	296	-	296	-
Deposits	80,013	80,196	20,785	59,411	-
Advances from FHLBC	9,000	9,201	-	9,201	-
Accrued interest payable	$36	$36	$-	$34	$-

The following methods and assumptions were used in estimating the fair values shown above:

•	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
•	Stock in FHLBC is valued at cost, which represents redemption value and approximates fair value.
•	Fair values are computed for each loan category using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
•	The carrying amounts of accrued interest receivable and accrued interest payable approximate fair value.
•	Deposits with no defined maturities, such as checking accounts, savings accounts and money market deposit accounts are, by definition, equal to the amount payable on demand at the balance sheet date.
•	Advances from the FHLBC, are valued at current market interest rates of FHLBC advances.
•	The fair values of certificate accounts are computed using interest rates currently being offered to deposit customers.

Off-balance sheet assets include the commitments to extend credit for which fair values were estimated based on interest rates and fees currently charged for similar transactions. Due to the short-term nature of the outstanding commitments, the fair values of fees on those commitments approximates the amount collected and the Company has not assigned a value to such instruments for purposes of this disclosure.

Best Hometown Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 (Unaudited) and December 31, 2015

Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(Dollars in Thousands)

The methods and assumptions used in estimating fair values for investment securities indicated above under the caption, “Valuation Techniques.”

Part 1. Financial Information

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations at June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Form 10-Q, except as required by law.

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

Overview

In conjunction with the completion of the conversion from a mutual to stock institution, the Bank changed its name to Best Hometown Bank on June 29, 2016. We conduct our operations from our main office in Collinsville, Illinois and our full-service branch office in Maryville, Illinois. Our primary deposit market includes the areas surrounding our banking offices in Collinsville and Maryville, Illinois. Our primary lending market is Madison and St. Clair Counties, Illinois and, to a lesser extent, St. Louis County, Missouri.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in loans. Our primary lending activity includes one- to four-family residential real estate loans, including non-owner occupied one- to four-family real estate loans, commercial and multi-family real estate loans and construction and land loans. To a lesser extent, we also make commercial business loans and consumer loans, including home equity loans and lines of credit. At June 30, 2016, $50.2 million, or 67.7% of our total loan portfolio was comprised of owner occupied one- to four-family real estate loans, and $15.8 million, or 21.4% of our total loan portfolio, was comprised of commercial and multi-family real estate loans. Our commercial and multi-family real estate loan portfolio has grown $12.1 million from $3.7 million at December 31, 2013 to $15.8 million at June 30, 2016.

We also invest in securities, which at June 30, 2016, consisted of securities issued by U.S. government agencies and U.S. government-sponsored enterprises.

We offer a variety of deposit accounts, including interest-bearing and non-interest bearing checking accounts, savings and money market accounts and certificates of deposit. We have recently expanded the products we offer our customers, including online banking, remote deposit capture and ATM cards and debit cards. We are also in the process of adding mobile banking.

We utilize advances from the FHLB – Chicago to provide an additional source of funds.

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

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represents our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover probable credit losses in the loan portfolio at the consolidated balance sheet dates. The allowance is established through the provision for losses on loans which is charged against operations. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Summary of Selected Balance Sheet Data.

	June 30,	December 31,	Increase
	2016	2015	(Decrease)	% Change
	(Dollars in thousands)
Total assets	$107,300	$98,656	$8,644	8.8%
Cash and cash equivalents	12,979	9,100	3,879	42.6
Investment securities	18,656	11,224	7,432	66.2
Stock in Federal Home Loan Bank of Chicago ("FHLB - Chicago")	837	837	-	0.0
Loans receivable, net	72,210	74,302	(2,092)	(2.8)
Premises and equipment, net	1,974	1,881	93	4.9
Foreclosed real estate held for sale, net	208	667	(459)	(68.8)
Other assets (1)	436	645	(209)	(32.4)
Deposits	85,686	80,013	5,673	7.1
Advances from FHLB – Chicago	6,000	9,000	(3,000)	(33.3)
Accrued defined benefit pension plan	1,296	1,464	(168)	(11.5)
Accrued postretirement medical plan	985	985	-	0.0
Other liabilities	454	332	122	36.7
Stockholders' equity	12,879	6,862	6,017	87.7

(1) Includes accrued interest receivable, deferred tax asset and other assets.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total Assets. Total assets increased $8.6 million, or 8.8%, to $107.3 million at June 30, 2016 from $98.7 million at December 31, 2015. The increase in total assets was due primarily to the net proceeds from sale of common stock which were temporarily invested in cash and cash equivalents and purchases of investment securities, partially offset by a decrease in loans and foreclosed real estate. As part of our business strategy, we intend to increase our emphasis on short-term commercial and multi-family real estate loans and, to a lesser extent, increase our commercial business loans and consumer loans.

Loans Receivable, Net. Net loans decreased $2.1 million, or 2.8%, to $72.2 million at June 30, 2016 from $74.3 million at December 31, 2015. The decrease in loans was due primarily to repayments exceeding originations for one-to-four family, owner -occupied loans of $2.0 million. There were modest changes in the other loan segments.

Investment Securities Available for Sale. At June 30, 2016 and December 31, 2015, all investment securities were classified as available for sale and included primarily mortgage-backed securities. Investment securities increased $7.4 million, or 66.2%, to $18.7 million at June 30, 2016 due to purchase of mortgage-backed securities, partially offset by principal collections on mortgage-backed securities and calls of investment securities. The purchases of mortgage-backed securities were made to increase the yield on total interest-earning assets.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.9 million, or 42.6%, to $13.0 million at June 30, 2016 from $9.1 million at December 31, 2015.

Foreclosed Real Estate Held for Sale, Net. Foreclosed real estate held for sale decreased $459,000, or 68.8%, to $208,000 at June 30, 2016 from $667,000 at December 31, 2015. The decrease was due primarily to the sale of several properties.

Deposits. Deposits increased $5.7 million, or 7.1%, to $85.7 million at June 30, 2016 from $80.0 million at December 31, 2015. The majority of the increase in deposits was due to the Bank attracting primarily 4 and 5-year certificates of deposit to improve its interest rate risk position. Certificates of deposit increased $3.6 million to $62.8 million at June 30, 2016 from $59.2 million at December 31, 2015. Core deposits, which include non-interest-bearing checking, interest-bearing checking, savings and money market accounts, increased $2.1 million, or 10.1%, to $22.9 million at June 30 2016 from $20.8 million at December 31, 2015. The increase was due primarily to new interest-bearing checking and money market accounts. We intend to increase our core deposits, in particular, checking and money market accounts, through our existing and new commercial loan customers and aggressive marketing efforts.

Advances from FHLB – Chicago. At December 31, 2015, we had $9.0 million of FHLB – Chicago advances with an average cost of 4.47%. We intend, subject to market conditions, to replace our higher-cost FHLB – Chicago advances as they mature with lower-cost FHLB – Chicago advances and core deposits. In January 2016, we repaid a matured $3.0 million FHLB – Chicago advance with a cost of 3.90%, using funds from cash and cash equivalents. Advances from FHLB – Chicago amounted to $6.0 million at June 30, 2016. During July 2016, we refinanced a maturing $5.0 million FHLB – Chicago advance, with an interest rate of 4.62% with a $5.0 million of FHLB – Chicago advances costing approximately 1.99%.

Stockholders’ Equity. Stockholders’ equity increased to $12.9 million at June 30, 2016 from $6.9 million at December 31, 2015, primarily as a result of the completion of the mutual-to-stock conversion and resulting proceeds from sale of common stock of $6.2 million and decrease in accumulated other comprehensive losses, partially offset by a net loss of $286,000 for the six months ended June 30, 2016.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

Net Loss. We had a net loss of $153,000 for the three months ended June 30, 2016, compared to a net loss of $111,000 for the three months ended June 30, 2015. Our net loss for the 2016 period was higher due primarily to higher noninterest expense.

Net Interest Income.

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)	% Change
	(Dollars in thousands)
Interest income:
Loans receivable	$806	$764	$42	5.5%
Investment securities	52	50	2	4.0
Other interest - earning assets	11	5	6	120.0
Total interest income	869	819	50	6.1

Interest expense:
Checking accounts	7	-	7	NM
Savings accounts	2	1	1	100.0
Money market account	1	2	(1)	(50.0)
Certificates of deposit	247	168	79	47.0
Total deposits	257	171	86	50.3
Borrowings	71	101	(30)	(29.7)
Total interest expense	328	272	56	20.6

Net interest income	$541	$547	$(6)	(1.1)%

NM Not meaningful.

Summary of Average Yields, Average Rates and Average Balances.

Average Yields and Rates

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)

Loans receivable	4.42%	4.59%	(0.17)%
Investment securities	1.66	1.42	0.24
Other interest - earning assets	0.66	0.31	0.35

Total interest-earning assets	3.77	3.76	0.01

Checking accounts	1.07	-	1.07
Savings accounts	0.05	0.05	-
Money market deposit accounts	0.12	0.11	0.01
Certificates of deposit	1.61	1.24	0.37
Total deposits	1.30	0.98	0.32
Borrowings	4.64	4.43	0.21

Total interest-bearing liabilities	1.54	1.37	0.17

Net interest rate spread	2.23	2.39	(0.16)
Net interest margin	2.35%	2.51%	(0.16)%

Average Balances

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)	% Change
	(Dollars in thousands)
Loans receivable	$72,879	$66,622	$6,257	9.4%
Investment securities	12,550	14,074	(1,524)	(10.8)
Other interest - earning assets	6,664	6,521	143	2.2

Total interest-earning assets	92,093	87,217	4,876	5.6

Checking accounts	2,624	12	2,612	21,766.7
Savings accounts	8,071	8,559	(488)	(5.7)
Money market accounts	6,906	7,192	(286)	(4.0)
Certificates of deposit	61,328	54,293	7,035	13.0
Total interest-bearing deposits	78,929	70,056	8,873	12.7
Borrowings	6,122	9,111	(2,989)	(32.8)

Total interest-bearing liabilities	85,051	79,167	5,884	7.4

Net interest-earning assets	$7,042	$8,050	$(1,008)	(12.5)%

Interest Income. Interest income increased $50,000, or 6.1%, to $869,000 for the three months ended June 30, 2016 from $819,000 for the three months ended June 30, 2015. The increase in interest income is due principally to a higher average balance of loans, partially offset by a lower average yield on loans.

Interest Expense. Interest expense increased $56,000, or 20.6%, to $328,000 for the three months ended June 30, 2016 from $272,000 for the three months ended June 30, 2015 as a result of the Bank’s marketing efforts to attract new deposit customers. The average balance of interest-bearing liabilities increased to $85.1 million for the 2016 quarter from $79.2 million for the 2015 quarter.

Net Interest Income. Net interest income decreased $6,000, or 1.1%, to $541,000 for the three months ended June 30, 2016 from $547,000 for the three months ended June 30, 2015. The decrease in net interest income was mostly attributable to a lower net interest rate spread.

The average balance of loans increased $6.3 million, or 9.4%, to $72.9 million for the quarter ended June 30, 2016 from $66.6 million for the quarter ended June 30, 2015. The average yield on loans decreased 17 basis points to 4.42% for the 2016 period from 4.59% for the 2015 period. The decrease in average yield was due to lower market interest rates.

The average balance of investment securities decreased $1.5 million, or 10.8%, to $12.6 million for the quarter ended June 30, 2016 from $14.1 million for the quarter ended June 30, 2015. The average yield on investment securities increased 24 basis points to 1.66% for the 2016 quarter from 1.42% for the 2015 quarter.

The average balance of deposits increased $8.9 million, or 12.7%, to $78.9 million for the three months ended June 30, 2016 from $70.0 million for the three months ended June 30, 2015. In addition, the average cost of deposits increased 32 basis points to 1.30% for the 2016 quarter from 0.98% for the 2015 quarter. The increase in the average balance and average rate was primarily attributable to an increase in certificates of deposit accounts.

The average balance of borrowings decreased $3.0 million, or 32.8%, to $6.1 million for the three months ended June 30, 2016 from $9.1 million for the three months ended June 30, 2015. The decrease was due to the maturity of a $3.0 million advance from the FHLB in January 2016.

Net interest-earning assets decreased to $7.0 million for the three months ended June 30, 2016 from $8.1 million for the three months ended June 30, 2015. This decrease is due primarily to the introduction of interest-bearing checking accounts.

The net interest rate spread decreased 16 points to 2.23% for the three months ended June 30, 2016 from 2.39% for the second quarter of 2015. Our average yield on interest-earning assets increased 1 basis point while the average cost of interest-bearing liabilities increased 17 basis points.

Provision for Loan Losses. There was no provision for loan losses for the three months ended June 30, 2016 or 2015. The Bank maintains an allowance for loan losses at a level necessary to absorb management’s best estimate of probable losses in the portfolio. Management considers, among other factors, historical loss experience, type and amount of loans, borrower concentrations and current conditions of the economy. Management also reviews individual loans for which full collectivity may not be reasonably assured and considers, among other matters, the estimated fair value of underlying collateral. This evaluation is ongoing and results in variations in the provision for loan losses.

Summary of Noninterest Income.

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)	% Change
	(Dollars in thousands)
Noninterest income:
Loan service charges	$4	$3	$1	33.3%
Other	22	21	1	4.8
Total noninterest income	$26	$24	$2	8.3%

Noninterest Income. Noninterest income increased $2,000, or 8.3%, to $26,000 for the three months ended June 30, 2016 from $24,000 for the three months ended June 30, 2015. The increase is due primarily to higher loan service charges and service charge income on deposit accounts.

Summary of Noninterest Expense.

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)	% Change
	(Dollars in thousands)
Noninterest expense:
Compensation and benefits	$333	$386	$(53)	(13.7)%
Occupancy expense	56	57	(1)	(1.8)
Equipment expense	37	38	(1)	(2.6)
Data processing	52	50	2	4.0
FDIC premium expense	21	47	(26)	(55.3)
Professional services	94	77	17	22.1
Insurance costs	8	12	(4)	(33.3)
Advertising	17	16	1	6.3
Supplies	10	12	(2)	(16.7)
Operations from foreclosed real estate	49	(65)	114	(175.4)
Other	43	52	(9)	(17.3)
Total noninterest expense	$720	$682	$38	5.6%

Noninterest Expense. Noninterest expense increased $38,000, or 5.6%, to $720,000 for the three months ended June 30, 2016 from $682,000 for the three months ended June 30, 2015. The increase was due primarily to the absence of gains from sale of foreclosed real estate recognized in the 2015 quarter, partially offset by decreases in compensation and FDIC premium expense.

During the three months ended June 30, 2015, we recognized $73,000 in net gains on sale of foreclosed real estate versus $26,000 in net losses on sale of foreclosed real estate in the 2016 quarter. In addition, net expenses on foreclosed real estate were $23,000 for the 2016 quarter versus $8,000 in the 2015 quarter.

FDIC premium expense decreased substantially as a result of a lower assessment rate due to our improved risk category. Such expenses were $21,000 for the quarter ended June 30, 2016 versus $47,000 for the 2015 quarter.

Compensation and benefits decreased $53,000, or 13.7%, to $333,000 for the three months ended June 30, 2016 from $386,000 for the three months ended June 30, 2015 due primarily to lower salary expenses, partially offset by a higher defined benefit pension plan expense.

We expect our noninterest expenses to increase because of costs associated with operating as a public company and increased compensation costs related to the Bank’s ESOP and possible implementation of one or more stock-based compensation benefit plans, if approved by our stockholders.

Income Tax Expense. There was no provision for income taxes for the quarter ended June 30, 2016, or for the quarter ended June 30, 2015. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available for sale securities, based upon our cumulative operating losses in recent years.

The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

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

	For The Three Months Ended June 30,
	2016				2015
	Average				Average
	Outstanding			Yield/	Outstanding			Yield/
	Balance	Interest		Rate (1)	Balance	Interest		Rate (1)

Interest-earning assets:
Loans	$72,879		$806	4.42%	$66,622		$764	4.59%
Investment securities	12,550		52	1.66	14,074		50	1.42
Other interest-earning assets	6,664		11	0.66	6,521		5	0.31
Total interest-earning assets	92,093		869	3.77	87,217		819	3.76
Non-interest-earning assets	6,913				6,846
Total assets	$99,006	$			$94,063	$

Interest-bearing liabilities:
Checking accounts	$2,624		$7	1.07	$12		$-	-
Savings accounts	8,071		1	0.05	8,559		1	0.05
Money market accounts	6,906		2	0.12	7,192		2	0.11
Certificates of deposit	61,328		247	1.61	54,293		168	1.24
Total interest-bearing deposits	78,929		257	1.30	70,056		171	0.98
Borrowings (2)	6,122		71	4.64	9,111		101	4.43
Total interest-bearing liabilities	85,051		328	1.54	79,167		272	1.37
Non-interest-bearing checking accounts	4,283				4,618
Other non-interest-bearing liabilities	2,819				2,753
Stockholders' equity	6,853				7,525
Total liabilities and stockholders' equity	$99,006	$			$94,063	$

Net interest income			$541				$547
Net interest rate spread (3)				2.23%				2.39%
Net interest-earning assets (4)	$7,042				$8,050
Net interest margin (5)				2.35%				2.51%
Average interest-earning assets to average interest-bearing liabilities				108.28%				110.17%

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

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

Net Loss. We had a net loss of $286,000 for the six months ended June 30, 2016, compared to a net loss of $279,000 for the six months ended June 30, 2015. Our net loss for the 2016 period was higher due primarily to higher noninterest expense, partially offset by higher net interest income, no provision for loan losses for the six months ended June 30, 2016, compared to $18,000 for the six months ended June 30, 2015, and modestly higher noninterest income.

Net Interest Income.

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	% Change
	(Dollars in thousands)
Interest income:
Loans receivable	$1,623	$1,523	$100	6.6%
Investment securities	98	96	2	2.1
Other interest - earning assets	20	9	11	122.2
Total interest income	1,741	1,628	113	6.9

Interest expense:
Checking accounts	10	-	10	NM
Savings accounts	3	2	1	50.0
Money market account	3	4	(1)	(25.0)
Certificates of deposit	479	349	130	37.2
Total deposits	495	355	140	39.4
Borrowings	142	200	(58)	(29.0)
Total interest expense	637	555	82	14.8

Net interest income	$1,104	$1,073	$31	2.9%

NM Not meaningful

Summary of Average Yields, Average Rates and Average Balances.

Average Yields and Rates

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)

Loans receivable	4.46%	4.64%	(0.18)%
Investment securities	1.47	1.35	0.12
Other interest - earning assets	0.56	0.26	0.30

Total interest-earning assets	3.73	3.75	(0.02)

Checking accounts	0.68	-	0.68
Savings accounts	0.07	0.05	0.02
Money market deposit accounts	0.09	0.11	(0.02)
Certificates of deposit	1.55	1.29	0.26
Total deposits	1.25	1.01	0.24
Borrowings	4.65	4.44	0.21

Total interest-bearing liabilities	1.49	1.40	0.09

Net interest rate spread	2.24	2.35	(0.11)
Net interest margin	2.37%	2.47%	(0.10)%

Average Balances

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	% Change
	(Dollars in thousands)
Loans receivable	$72,739	$65,667	$7,072	10.8%
Investment securities	13,355	14,210	(855)	(6.0)
Other interest - earning assets	7,166	6,973	193	2.8

Total interest-earning assets	93,260	86,850	6,410	7.4

Checking accounts	2,930	-	2,930	NM
Savings accounts	8,116	8,571	(455)	(5.3)
Money market accounts	6,813	7,262	(449)	(6.2)
Certificates of deposit	61,614	54,201	7,413	13.7
Total interest-bearing deposits	79,473	70,034	9,439	13.5
Borrowings	6,103	9,000	(2,897)	(32.2)

Total interest-bearing liabilities	85,576	79,034	6,542	8.3

Net interest-earning assets	$7,684	$7,816	$(132)	(1.7)%

NM Not meaningful.

Interest Income. Interest income increased $113,000, or 6.9%, to $1.7 million for the six months ended June 30, 2016 from $1.6 million for the six months ended June 30, 2015. The increase in interest income is due principally to a higher average balance of loans, partially offset by a lower average yield on loans.

Interest Expense. Interest expense increased $82,000, or 14.8%, to $637,000 for the six months ended June 30, 2016 from $555,000 for the six months ended June 30, 2015 as a result of the Bank’s marketing efforts to attract new deposit customers. The average balance on interest-bearing liabilities increased to $85.6 million for the six months ended June 30, 2016 from $79.0 million for the comparable 2015 period.

Net Interest Income. Net interest income increased $31,000, or 2.9%, to $1.1 million for the six months ended June 30, 2016 from $1.1 million for the six months ended June 30, 2015. The increase in net interest income was most attributable to a growth in loans.

The average balance of loans increased $7.1 million, or 10.8%, to $72.7 million for the six months ended June 30, 2016 from $65.6 million for the six months ended June 30, 2015. The average yield on loans decreased 18 basis points to 4.46% for the 2016 period from 4.64% for the 2015 period. The decrease in average yield was due to lower market interest rates.

The average balance of investment securities decreased $855,000, or 6.0%, to $13.4 million for the six months ended June 30, 2016 from $14.2 million for the six months ended June 30, 2015. The average yield on investment securities increased 12 basis points to 1.47% for the six months ended June 30, 2016 from 1.35% for the six months ended June 30, 2015.

The average balance of deposits increased $9.4 million, or 13.5%, to $79.4 million for the six months ended June 30, 2016 from $70.0 million for the six months ended June 30, 2015. In addition, the average cost of deposits increased 24 basis points to 1.25% for the six months ended June 30, 2016 from 1.01% for the six months ended June 30, 2015. The increase in the average balance and average rate was primarily attributable to an increase in certificates of deposit accounts.

The average balance of borrowings decreased $2.9 million, or 32.2%, to $6.1 million for the six months ended June 30, 2016 from $9.0 million for the six months ended June 30, 2015 due primarily to the maturity of a $3.0 million advance from the FHLB in January 2016.

Net interest-earning assets decreased to $7.7 million for the six months ended June 30, 2016 from $7.8 million for the six months ended June 30, 2015. This decrease is due to the introduction of interest-bearing checking accounts.

The net interest rate spread decreased 11 points to 2.24% for the six months ended June 30, 2016 from 2.35% for the six months ended June 30, 2015. Our average yield on interest-earning assets decreased 2 basis points while the average cost of interest-bearing liabilities increased 9 basis points.

Provision for Loan Losses. There was no provision for loan losses for the six months ended June 30, 2016, compared to $18,000 for the six months ended June 30, 2015. The Bank maintains an allowance for loan losses at a level necessary to absorb management’s best estimate of probable losses in the portfolio. Management considers, among other factors, historical loss experience, type and amount of loans, borrower concentrations and current conditions of the economy. Management also reviews individual loans for which full collectivity may not be reasonably assured and considers, among other matters, the estimated fair value of underlying collateral. This evaluation is ongoing and results in variations in the provision for loan losses.

Summary of Noninterest Income.

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	% Change
	(Dollars in thousands)
Noninterest income:
Loan service charges	$8	$7	$1	14.3%
Other	45	37	8	21.6
Total noninterest income	$53	$44	$9	20.5%

Noninterest Income. Noninterest income increased $9,000, or 20.5%, to $53,000 for the six months ended June 30, 2016 from $44,000 for the six months ended June 30, 2015. The increase is due primarily to higher service charge income on deposit accounts.

Summary of Noninterest Expense.

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	% Change
	(Dollars in thousands)
Noninterest expense:
Compensation and benefits	$747	$751	$(4)	(0.5)%
Occupancy expense	116	116	-	0.0
Equipment expense	72	86	(14)	(16.3)
Data processing	103	100	3	3.0
FDIC premium expense	42	86	(44)	(51.2)
Professional services	164	140	24	17.1
Insurance costs	18	25	(7)	(28.0)
Advertising	26	25	1	4.0
Supplies	19	24	(5)	(20.8)
Operations from foreclosed real estate	58	(65)	123	(189.2)
Other	78	90	(12)	(13.3)
Total noninterest expense	$1,443	$1,378	$65	4.7%

Noninterest Expense. Noninterest expense increased $65,000, or 4.7%, to $1.4 million for the six months ended June 30, 2016. The increase was due primarily to the absence of gains in 2016 from sale of foreclosed real estate that were recognized in the six months ended June 30, 2015 and higher professional fees, partially offset by decreases in FDIC premium expense, equipment expense and other noninterest expense.

During the six months ended June 30, 2015, we recognized $112,000 in net gains on sale of foreclosed real estate versus $26,000 in net losses on sale of foreclosed real estate in the six months ended June 30, 2016. In addition, net expenses on foreclosed real estate were $32,000 for the 2016 period versus $47,000 in the 2015 period.

Professional services increased due primarily to the outsourcing of information technology related services. During the 2015 period such services were provided by one of the Bank’s employees and the related costs were included in compensation and benefits.

FDIC premium expense decreased substantially as a result of a lower assessment rate due to our improved risk category. Such expenses were $42,000 for the six months ended June 30, 2016 versus $86,000 for the six months ended June 30, 2015. Equipment expense was $72,000 for the six months ended June 30, 2016, compared to $86,000 for the six months ended June 30, 2015.

We expect our noninterest expenses to increase because of costs associated with operating as a public company and increased compensation costs related to the Bank’s ESOP and possible implementation of one or more stock-based compensation benefit plans, if approved by our stockholders.

Income Tax Expense. There was no provision for income taxes for the six months ended June 30, 2016, or for the six months ended June 30, 2015. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available-for-sale securities, based upon our cumulative operating losses in recent years.

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

	For The Six Months Ended June 30,
	2016				2015
	Average				Average
	Outstanding			Yield/	Outstanding			Yield/
	Balance	Interest		Rate (1)	Balance	Interest		Rate (1)

Interest-earning assets:
Loans	$72,739		$1,623	4.46%	$65,667		$1,523	4.64%
Investment securities	13,355		98	1.47	14,210		96	1.35
Other interest-earning assets	7,166		20	0.56	6,973		9	0.26
Total interest-earning assets	93,260		1,741	3.73	86,850		1,628	3.75
Non-interest-earning assets	6,686				7,197
Total assets	$99,946	$			$94,047	$

Interest-bearing liabilities:
Checking accounts	$2,930		$10	0.68	$-		$-	-
Savings accounts	8,116		3	0.07	8,571		2	0.05
Money market accounts	6,813		3	0.09	7,262		4	0.11
Certificates of deposit	61,614		479	1.55	54,201		349	1.29
Total interest-bearing deposits	79,473		495	1.25	70,034		355	1.01
Borrowings (2)	6,103		142	4.65	9,000		200	4.44
Total interest-bearing liabilities	85,576		637	1.49	79,034		555	1.40
Non-interest-bearing checking accounts	4,709				4,611
Other non-interest-bearing liabilities	2,814				2,848
Stockholders' equity	6,847				7,554
Total liabilities and stockholders' equity	$99,946	$			$94,047	$

Net interest income			$1,104				$1,073
Net interest rate spread (3)				2.24%				2.35%
Net interest-earning assets (4)	$7,684				$7,816
Net interest margin (5)				2.37%				2.47%
Average interest-earning assets to average interest-bearing liabilities				108.98%				109.89%

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLBC, and repayments, maturities and calls of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2016.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $13.0 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statements of Cash Flows.

At June 30, 2016, we had $6.4 million in loan commitments outstanding including loans in process. Certificates of deposit due within one year of June 30, 2016 totaled $10.8 million, or 12.6% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2017.

The additional capital that we raised in the offering provided us additional liquidity. Moreover, it is our intention as we grow our commercial and multi-family real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace our higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates we offer.

Our primary investing activity is originating loans. During the six months ended June 30, 2016 and 2015, we originated $3.3 million and $11.5 million of loans, respectively. We did not sell or purchase any loans or loan participations during the six months ended June 30, 2016 or 2015.

Financing activities consist primarily of activity in deposit accounts and FHLBC advances. We had a net increase of $5.7 million and $4.7 million in deposits for the six months ended June 30, 2016 and 2015, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC, which provides an additional source of funds. Our FHLBC advances totaled $6.0 million at June 30, 2016. In addition, the Bank had entered into an irrevocable standby letter of credit with the FHLBC of $2.7 million at June 30, 2016 to secure public deposits. At June 30, 2016, we had the ability to borrow up to an additional $39.2 million from the FHLBC, subject to pledging additional collateral. We also have an unused open line of credit at The Independent BankersBank that would allow us to borrow up to $2.5 million at June 30, 2016.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2016 and December 31, 2015, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of new loans. Our results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 7 – Financial Instruments with Off-Balance Sheet Risk of the notes to condensed consolidated financial statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Impact of Inflation and Changing Price

The condensed consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Asset Quality

Non-Accrual Loans. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on non-accrual loans generally is applied against principal using the cost recovery method or to interest income recognized on the cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. There were no changes in our non-accrual policy during the six months ended June 30, 2016 or 2015. At June 30, 2016, we had no non-accrual loans or accruing loans 90 days or more past due.

Troubled Debt Restructurings. Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans were one of the following: a reduction of the stated interest rate of the loan for some period of time or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At June 30, 2016, we had $270,000 of troubled debt restructurings, which were performing in accordance with their modified terms. No additional loan commitments were outstanding to our troubled debt restructured borrowers at June 30, 2016.

At June 30, 2016, all of our $270,000 of troubled debt restructurings were on accrual status. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than 12 consecutive months of timely payments and demonstrated ability to continue to repay.

Non-Performing Loans. Non-performing loans (including troubled debt restructurings) decreased to $270,000, or 0.36% of total gross loans, at June 30, 2016 from $489,000, or 0.64% of total gross loans, at December 31, 2015 due primarily to the refinance and improvement in payment status of one single-family owner-occupied loan.

Foreclosed Real Estate Held For Sale. Foreclosed real estate held for sale consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and is recorded at fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We had $208,000 in foreclosed real estate at June 30, 2016.

Non-Performing Assets. The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	June 30,	December 31,
	2016	2015
	(In thousands)
Non-accrual loans:
Real estate loans:
One-to-four family, owner occupied	$-	$-
One-to-four family, non-owner occupied	-	-
Commercial and multi-family	-	-
Construction and land	-	-
Commercial business loans	-	-
Consumer loans	-	1
Total non-accrual loans	$-	$1

Loans delinquent 90 days or more and still accruing-consumer loans	$-	$-

Troubled debt restructurings not included in non-accrual loans-one-to-four family owner occupied	270	488
Total non-performing loans	$270	$489
Foreclosed real estate held for sale-residential	208	667
Total non-performing assets	$478	$1,156

Ratios:
Non-performing loans to total gross loans	0.36%	0.64%
Non-performing assets to total assets	0.45%	1.17%

The ratios of non-performing loans to total gross loans and non-performing assets to total assets decreased due to a decline in loans classified as accruing troubled debt restructurings.

We had no non-accruing loans at June 30, 2016. Interest income that would have been recorded for the six months ended June 30, 2016 had troubled debt restructurings been current according to their original terms, amounted to $7,000. We recognized $7,000 of interest income for these loans for the six months ended June 30, 2016.

Other Loans of Concern. Other than $416,000 of loans designated by management as “special mention,” there were no other loans at June 30, 2016 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of an allocated allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. At June 30, 2016, we had $416,000 of loans designated as “special mention.”

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

The following table sets forth our amounts of classified loans, loans designated as special mention and foreclosed real estate held for sale as of June 30, 2016 and December 31, 2015. The classified assets total at June 30, 2016 includes $184,000 of non-performing loans.

	June 30,	December 31,
	2016	2015
	(In thousands)
Classified loans:
Substandard	$1,838	$1,876
Doubtful	-	-
Loss	-	-
Total classified loans	$1,838	$1,876
Special mention loans	$416	$636
Foreclosed real estate held for sale	$208	$667

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

Unallocated Allowance.  We establish an unallocated allowance for loan losses due to uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance for loan losses is maintained to cover probable and incurred credit losses inherent in the loan portfolio but not captured in the general component, such as historical loss experience data that may not precisely correspond to individual loan portfolio segments and to uncertainties in economic conditions.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Balance at beginning of period	$1,249	$1,079

Charge-offs:
Real estate loans:
One-to-four family, owner occupied	(30)	(1)
One-to-four family, non-owner occupied	-	(7)
Commercial and multi-family	-	-
Construction and land	-	-
Commercial business loans	-	-
Consumer loans	-	-
Total charge-offs	(30)	(8)

Recoveries:
Real estate loans:
One-to-four family, owner occupied	3	1
One-to-four family, non-owner occupied	2	2
Commercial and multi-family	-	-
Construction and land	-	-
Commercial business loans	-	-
Consumer loans	-	1
Total recoveries	5	4
Net charge-offs	(25)	(4)
Provision for loan losses	-	18

Balance at end of period	$1,224	$1,093

Ratios:
Net charge-offs to average loans outstanding	0.07%	0.01%
Allowance for loan losses to non- performing loans at end of period	453.33%	105.00%
Allowance for loan losses to total gross loans at end of period	1.65%	1.50%

The allowance to non-performing loans ratio increased due primarily to a reduction in non-performing loans to $270,000 at June 30, 2016 from $1.0 million at June 30, 2015. The allowance to total gross loans outstanding ratio increased as a result of principally the growth in commercial and multi-family real estate loans to $15.8 million, or 21.4% of total gross loans at June 30, 2016 from $10.5 million, or 14.3% of total gross loans at June 30, 2015 and the inherent credit risks associated with such loans.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in Best Hometown Bancorp, Inc.’s Prospectus dated May 13, 2016 ("Prospectus") as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2016, including under the section titled “Risk Factors". Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Best Hometown Bancorp, Inc. and Best Hometown Bank for our first fiscal year beginning after December 15, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On March 11, 2016, Best Hometown Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the conversion of Home Federal Savings and Loan Association of Collinsville and the related offering of common stock by Best Hometown Bancorp, Inc. The Registration Statement (File No. 333-210109) was declared effective by the Securities and Exchange Commission on May 13, 2016. Best Hometown Bancorp, Inc. registered 859,625 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate price of $8.6 million. The stock offering commenced on May 24, 2016 and closed on June 29, 2016. In the offering, the Company sold 826,208 shares of its common stock, including 66,096 shares purchased by the Bank’s employee stock ownership plan, at a price of $10.00 per share, for gross offering proceeds of $8.3 million. The cost of the conversion and issuance of common stock was $1.4 million which was deducted from the gross offering proceeds.

Best Hometown Bancorp, Inc. contributed $5.0 million of the net proceeds of the offering to Best Hometown Bank. In addition, $661,000 of the net proceeds were used to fund the loan to the employee stock ownership plan and $1.2 million of the net proceeds were retained by Best Hometown Bancorp, Inc.

(b)	Not applicable.

(c)	Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Employment Agreement of Ronnie R. Shambaugh(1)

10.2	Employment Agreement of David W. Gansner(1)

10.3	Employment Agreement of Cynthia T. Knebel(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials from Best Hometown Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

(1)	Incorporated by reference to Best Hometown Bancorp, Inc. Current Report on Form 8-K filed with the SEC on July 13, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST HOMETOWN BANCORP, INC.

Date: August 12, 2016	/s/ Ronnie R. Shambaugh
Ronnie R. Shambaugh
President and Chief Executive Officer

Date: August 12, 2016	/s/ Cynthia T. Knebel
Cynthia T. Knebel
Chief Financial Officer

