Form 10-Q
period 2016-09-30
Best Hometown Bancorp, Inc.
filed 2016-11-14
CIK 1667840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from     to

Commission File No. 000-55652

Best Hometown Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-1959486
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 East Clay Street, Collinsville, Illinois	62234
(Address of Principal Executive Offices)	Zip Code

(618) 345-1121

(Registrant’s telephone number)

Not Applicable
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

As of November 14, 2016, there were 826,208 shares of the Registrant’s common stock issued and outstanding.

BEST HOMETOWN BANCORP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$2,589	$2,632
Interest-earning deposits in banks	2,703	6,468
Total cash and cash equivalents	5,292	9,100
Available-for-sale securities	25,114	11,224
Loans	74,903	75,551
Allowance for loan losses	(1,223)	(1,249)
Net loans	73,680	74,302
Premises and equipment, net	2,678	1,881
Real estate owned, net	24	667
Accrued interest receivable
Investment securities	70	37
Loans receivable	242	259
Deferred tax asset	37	44
Restricted equity securities	837	837
Other assets	122	305
Total assets	$108,096	$98,656

LIABILITIES
Deposits
Noninterest-bearing	$4,039	$4,237
Interest-bearing	82,670	75,776
Total deposits	86,709	80,013
Federal Home Loan Bank (“FHLB”) advances	6,000	9,000
Accrued defined benefit pension plan	1,317	1,464
Accrued postretirement medical plan	989	985
Other liabilities	321	332
Total liabilities	95,336	91,794

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 826,208 shares issued and outstanding	8	-
Additional paid-in capital	6,837	-
Retained earnings - substantially restricted	8,381	8,789
Unearned Employee Stock Ownership Plan ("ESOP") shares	(652)	-
Accumulated other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale securities	(55)	(85)
Net unrealized losses on defined benefit pension plan, net of tax	(1,714)	(1,797)
Net unrealized losses on postretirement medical plan, net of tax	(45)	(45)
Total accumulated other comprehensive loss, net of tax	(1,814)	(1,927)
Total shareholders' equity	12,760	6,862
Total liabilities and shareholders' equity	$108,096	$98,656

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Loans receivable	$814	$828	$2,445	$2,358
Investment securities	59	42	157	137
Other interest-earning assets	10	3	30	12
Total interest income	883	873	2,632	2,507
Interest expense:
Deposits	267	198	762	553
Advances from FHLBC	44	102	186	302
Total interest expense	311	300	948	855
Net interest income	572	573	1,684	1,652
Provision for loan losses	-	-	-	18
Net interest income after provision for loan losses	572	573	1,684	1,634
Noninterest income:
Service charges on deposit accounts	7	19	22	24
Gain on sales of securities	7	2	7	2
Gain on sale of real estate owned	20	8	10	120
Other	26	3	66	44
Total noninterest income	60	32	105	190
Noninterest expense:
Salaries and employee benefits	370	465	1,110	1,225
Occupancy and equipment	92	82	266	263
Data processing	53	55	155	155
Professional and supervisory fees	133	64	322	242
Office expense	18	16	41	50
Advertising	18	14	43	39
FDIC deposit insurance	21	(28)	63	58
Provision for real estate owned and related expenses	3	-	52	47
Other	47	44	145	134
Total noninterest expense	755	712	2,197	2,213
Loss before income taxes	(123)	(107)	(408)	(389)
Income tax expense	-	-	-	-
Net loss	$(123)	$(107)	$(408)	$(389)

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net loss	$(123)	$(107)	$(408)	$(389)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gain (loss) arising during the period	(45)	$(18)	53	(83)
Reclassification adjustment for gains included in net income	(7)	(2)	(7)	(2)
Tax effect	18	7	(16)	29
Net of tax	(34)	(13)	30	(56)

Defined benefit pension and post retirement medical plans:
Net gain (loss) arising during the period	-	-	-	-
Reclassification adjustment for amortization or prior service cost and net gain/loss included in net periodic pension cost	27	24	83	104
Tax effect	-	-	-	-
Net of tax	27	24	83	104
Total other comprehensive income (loss)	(7)	11	113	$48
Comprehensive loss	$(130)	$(96)	$(295)	$(341)

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)

(Unaudited)

						Net Unrealized	Net Unrealized
					Net Unrealized	Losses	Losses On
		Additional		Unearned	Losses On	On Defined	Postretirement
	Common	Paid-In	Retained	ESOP	Available-for-Sale	Benefit Pension	Medical Plan,
	Stock	Capital	Earnings	Shares	Securities, Net	Plan, Net	Net	Total

Balance at December 31, 2014	$-	$-	$9,491	$-	$(38)	$(1,756)	$(73)	$7,624
Net loss	-	-	(389)	-	-	-	-	(389)
Other comprehensive income	-	-	-	-	(56)	71	33	48
Balance at September 30, 2015	$-	$-	$9,102	$-	$(94)	$(1,685)	$(40)	$7,283

Balance at December 31, 2015	$-	$-	$8,789	$-	$(85)	$(1,797)	$(45)	$6,862
Net loss	-	-	(408)	-	-	-	-	(408)
Other comprehensive income	-	-	-	-	30	83	-	113
Proceeds from issuance of 826,208 shares of common stock	8	6,836	-	(661)	-	-	-	6,183
ESOP shares earned	-	1	-	9	-	-	-	10
Balance at September 30, 2016	$8	$6,837	$8,381	$(652)	$(55)	$(1,714)	$(45)	$12,760

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(408)	$(389)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization, net	300	260
Provision for loan losses	-	18
Gain on sale of real estate owned	(10)	(120)
Gain on sale of securities	(7)	(2)
ESOP compensation expense	10	-
Net change in operating assets and liabilities:
Accrued interest receivable	(16)	(2)
Accrued interest payable	(20)	61
Other	139	(51)
Net cash used in operating activities	(12)	(225)

Cash flows from investing activities:
Loan originations and repayments, net	629	(7,274)
Purchases of available-for-sale securities	(20,212)	(4,223)
Proceeeds from maturities, paydowns and calls of available-for-sale securities	3,233	2,744
Proceeds from sales of available-for-sale securities	2,911	1,134
Purchases of premises and equipment	(897)	(67)
Proceeds from sale of foreclosed real estate	661	422
Net cash used in investing activities	(13,675)	(7,264)

Cash flows from financing activities:
Net change in deposits	6,696	5,389
Federal funds purchased	-	2,000
Borrowings (repayments) of FHLB advances	(3,000)	5,000
Proceeds from issuance of common stock	6,183	-
Net cash provided by financing activities	9,879	12,389
Change in cash and cash equivalents	(3,808)	4,900
Cash and cash equivalents at beginning of period	9,100	9,794
Cash and cash equivalents at end of period	$5,292	$14,694

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits	$759	$492
Interest on advances from FHLBC	209	302

Real estate acquired in settlement of loans	$24	$559
Loans made to finance sales of foreclosed assets	348	-

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1) BASIS OF PRESENTATION

General

On June 29, 2016, Best Hometown Bank (the “Bank”) (formerly known as Home Federal Savings and Loan Association of Collinsville) completed its conversion from a federally-chartered mutual savings association to a capital stock form of organization with the establishment of a stock holding company, Best Hometown Bancorp, Inc. (“the Company”), as parent of the Bank. The stock holding company is organized under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank. The Company sold 826,208 shares of its common stock, including 8% or 66,096 shares purchased by the Bank’s employee stock ownership plan, at a price of $10.00 per share, for gross offering proceeds of $8,300 that was used to buy its Company shares. The cost of the conversion and issuance of common stock was $1,400, which was deducted from the gross offering proceeds. The Company contributed $5,000 of the net proceeds from the offering to the Bank, and $1,200 was retained by the Company. In addition, $661 of the net proceeds were used to fund the loan to the employee stock ownership plan.

Voting rights are held and exercised exclusively by the shareholders of the holding company. Deposit account holders continue to be insured by the FDIC. A liquidation account was established in an amount equal to the Bank’s total equity as of the latest balance sheet date in the final offering circular used in the conversion. Each eligible account holder or supplemental account holder are entitled to a proportionate share of this account in the event of a complete liquidation of the Bank, and only in such event. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance.

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

The condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016, include Best Hometown Bancorp, Inc. and its wholly-owned subsidiary of the Bank. Intercompany transactions and balances have been eliminated in consolidation. The financial statements as of December 31, 2015 and for the three and nine months ended September 30, 2015 represent the Bank only, as the conversion to stock form, including the formation of Best Hometown Bancorp, Inc. was completed on June 29, 2016. References herein to the Company for periods prior to the completion of the stock conversion should be deemed to refer to the Bank.

The accompanying condensed balance sheet of the Bank as of December 31, 2015, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, were prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Bank for the year ended December 31, 2015 included in the Registrant’s Form S-1. Reference is made to the accounting policies of the Bank described in the Notes to Financial Statements contained in the Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2016, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

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

(2) NEW ACCOUNTING STANDARDS

The Company is an emerging growth Company and may elect to adopt new or revised accounting standards using the effective dates applicable to nonpublic companies (if the standard is applicable to nonpublic companies). This could impact the implementation dates of the standards noted below.

On January 5, 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe that this new guidance will have a material effect on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March and April 2016, the FASB issued final amendments (ASU 2016-08 and ASU 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. In May 2016, the FASB issued final amendments (ASU-11) to clarify guidance related to collectability, noncash considerations, presentation of sales tax, and transition. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Company continues to assess the impact of ASU 2014-09 on its accounting and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments. The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets.

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of ASU 2016-13 on its accounting and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update provides guidance on the classification of certain cash receipts and cash payments for presentation in the statement of cash flows. The amendment is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The amendments will be applied using a retrospective transition method to each period presented unless

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

impracticable. The Company does not believe that this new guidance will have a material effect on the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(3) EARNINGS (LOSS) PER SHARE

Based on the accounting method used for the recording of the common stock transaction, including the funding of Best Hometown Bancorp, Inc., on June 29, 2016, together with the methods and computations for calculating the weighted-average number of related outstanding shares and loss per share for the three and nine months ended September 30, 2016, the computation of loss per share would not provide meaningful information to readers of the accompanying condensed consolidated financial statements. Therefore, such presentation is not included for such periods.

(4) AVAILABLE-FOR-SALE SECURITIES

Debt and mortgage-backed securities have been classified as available-for-sale securities in the condensed consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities-residential consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at September 30, 2016 and December 31, 2015 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agency mortgage-backed securities-residential	$25,197	$23	$(106)	$25,114

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agency bonds	$1,000	$1	$(6)	$995
U.S. Government agency mortgage-backed securities-residential	10,353	-	(124)	10,229
Total	$11,353	$1	$(130)	$11,224

As of September 30, 2016 and December 31, 2015, investment securities with a carrying value of $0 and $995 were pledged for public deposits.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at September 30, 2016 and December 31, 2015. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or Longer			Total
			Number in			Number in			Number in
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
September 30, 2016	Value	Loss	Loss (1)	Value	Loss (1)	Loss (1)	Value	Loss	Loss (1)
U.S. Government agency mortgage-backed securities	$8,882	$83	18	$4,121	$23	9	$13,003	$106	27

	Less than 12 Months			12 Months or Longer			Total
			Number in			Number in			Number in
	Fair	Unrealized	Unrealized	Market	Unrealized	Unrealized	Fair	Unrealized	Unrealized
December 31, 2015	Value	loss	Loss	Value	loss	Loss	Value	Loss	Loss
U.S. Government agency bonds	$494	$6	1	$-	$-	-	$494	$6	1
U.S. Government agency mortgage-backed securities	6,974	69	13	3,255	55	8	10,229	124	21
	$7,468	$75	14	$3,255	$55	8	$10,723	$130	22

(1)       Actual amounts.

The Company evaluates securities for other-than-temporary impairments (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considers the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not it will be required to sell the security prior to the security's anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by federal Government agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

None of the unrealized losses at September 30, 2016 were recognized into net income for the three or nine months ended September 30, 2016 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at December 31, 2015 were recognized as having OTTI during the three or nine months ended September 30, 2016.

Because the actual cash flows for mortgage-backed securities may differ from their contractual maturities, a maturity table is not shown. At December 31, 2015, the amortized cost and fair value of U.S. agency bonds with contractual maturities due from one to five years was $500 and $501, respectively and the amortized cost and fair value of U.S. agency bonds with contractual maturities due after ten years was $500 and $494, respectively.

The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
Available-for-sale:	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Proceeds	$2,911	$-	$2,911	$1,134
Gross gains	17	-	17	4
Gross losses	10	-	10	2

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5) LOANS

The components of loans at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
Real estate loans:
One-to-four family, owner occupied	$48,224	$51,876
One-to-four family, non-owner occupied	5,287	4,780
Commercial and multi-family	16,909	14,604
Construction and land	2,506	3,034
Commercial business loans	785	713
Consumer loans	1,240	623
	74,951	75,630
Deferred loan fees, net	(48)	(79)
Total	$74,903	$75,551

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 by portfolio segment:

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Three Months Ended September 30, 2016
Real estate loans:
One-to-four family, owner occupied	$743	$(50)	$(29)	$25	$689
One-to-four family, non-owner occupied	73	11	-	3	87
Commercial and multi-family	276	18	-	-	294
Construction and land	38	-	-	-	38
Commercial business loans	18	(2)	-	-	16
Consumer loans	21	19	-	-	40
Unallocated	55	4	-	-	59
	$1,224	$-	$(29)	$28	$1,223

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Three Months Ended September 30, 2015
Real estate loans:
One-to-four family, owner occupied	$795	$(146)	$(1)	$2	$650
One-to-four family, non-owner occupied	93	3	(51)	13	58
Commercial and multi-family	153	(7)	-	-	146
Construction and land	33	(26)	-	-	7
Commercial business loans	13	(9)	-	-	4
Consumer loans	6	(2)	-	-	4
Unallocated	-	187	-	-	187
	$1,093	$-	$(52)	$15	$1,056

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Nine Months Ended September 30, 2016
Real estate loans:
One-to-four family, owner occupied	$771	$(51)	$(59)	$28	$689
One-to-four family, non-owner occupied	82	-	-	5	87
Commercial and multi-family	260	34	-	-	294
Construction and land	47	(9)	-	-	38
Commercial business loans	14	2	-	-	16
Consumer loans	19	21	-	-	40
Unallocated	56	3	-	-	59
	$1,249	$-	$(59)	$33	$1,223

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Nine Months Ended September 30, 2015
Real estate loans:
One-to-four family, owner occupied	$791	$(142)	$(2)	$3	$650
One-to-four family, non-owner occupied	110	(9)	(58)	15	58
Commercial and multi-family	87	59	-	-	146
Construction and land	35	(28)	-	-	7
Commercial business loans	9	(5)	-	-	4
Consumer loans	9	(6)	-	1	4
Unallocated	38	149	-	-	187
	$1,079	$18	$(60)	$19	$1,056

The following tables present the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2016 and December 31, 2015:

	Ending Allowance on Loans			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated	Evaluated
	Impairment	Impairment	Total	Impairment	Impairment	Total
At September 30, 2016
Real estate loans:
One-to-four family, owner occupied	$-	$689	$689	$749	$47,475	$48,224
One-to-four family, non-owner occupied	-	87	87	148	5,139	5,287
Commercial and multi-family	-	294	294	-	16,909	16,909
Construction and land	-	38	38	17	2,489	2,506
Commercial business loans	-	16	16	-	785	785
Consumer loans	-	40	40	-	1,240	1,240
Unallocated	-	59	59	-	-	-
	$-	$1,223	$1,223	$914	$74,037	$74,951

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Ending Allowance on Loans			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated	Evaluated
	Impairment	Impairment	Total	Impairment	Impairment	Total
At December 31, 2015:
Real estate loans:
One-to-four family, owner occupied	$-	$771	$771	$1,901	$49,975	$51,876
One-to-four family, non-owner occupied	-	82	82	83	4,697	4,780
Commercial and multi-family	-	260	260	-	14,604	14,604
Construction and land	-	47	47	-	3,034	3,034
Commercial business loans	-	14	14	-	713	713
Consumer loans	-	19	19	-	623	623
Unallocated	-	56	56	-	-	-
	$-	$1,249	$1,249	$1,984	$73,646	$75,630

The Company establishes the unallocated allowance for loan losses due to uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance for loan losses is maintained to cover probable and incurred credit losses inherent in the loan portfolio but not captured in the general component, such as historical loss experience data that may not precisely correspond to individual loan portfolio segments and to uncertainties in economic conditions.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2016 and December 31, 2015, including the average recorded investment balance and interest earned for the nine months ended September 30, 2016 and year ended December 31, 2015:

	September 30, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans: Real estate loans:
One-to-four family, owner occupied	$960	$749	$-	$770	$52
One-to-four family, non-owner occupied	171	148	-	150	8
Commercial and multi-family	-	-	-	-	-
Construction and land	17	17	-	17	1
Commercial business loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total	$1,148	$914	$-	$937	$61

With recorded allowance:
Real estate loans: Real estate loans:
One-to-four family, owner occupied	$-	$-	$-	$-	$-
One-to-four family, non-owner occupied	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total	-	$-	$-	$-	$-

Totals:
Real estate loans	$1,148	$914	$-	$937	$61
Consumer and other loans	-	-	-	-	-
Total	$1,148	$914	$-	$937	$61

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans: Real estate loans:
One-to-four family, owner occupied	$2,180	$1,901	$-	$1,925	$89
One-to-four family, non-owner occupied	106	83	-	84	4
Commercial and multi-family	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total	$2,286	$1,984	$-	$2,009	$93

With recorded allowance:
Real estate loans: Real estate loans:
One-to-four family, owner occupied	$-	$-	$-	$-	$-
One-to-four family, non-owner occupied	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total	-	$-	$-	$-	$-

Totals:
Real estate loans	$2,286	$1,984	$-	$2,009	$93
Consumer and other loans	-	-	-	-	-
Total	$2,286	$1,984	$-	$2,009	$93

Impaired loans with identified losses have been reduced by partial charge-offs and are carried at their estimated net realizable value. The Company believes no further allowance for loan losses were necessary at September 30, 2016 and December 31, 2015.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the aging of past due loans as well as nonaccrual loans. Nonaccrual loans and accruing loans past due 90 days or more include both smaller balance homogenous loans and larger balance loans that are evaluated either collectively or individually for impairment.

Total past due loans and nonaccrual loans at September 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
September 30, 2016
Real estate loans:
One-to-four family, owner occupied	$166	$203	$-	$47,855	$48,224	$10	$-
One-to-four family, non-owner occupied	-	25	-	5,262	5,287	67	-
Commercial and multi-family	-	-	-	16,909	16,909	-	-
Construction and land	-	-	-	2,506	2,506	17	-
Commercial business loans	-	-	-	785	785	-	-
Consumer loans	2	-	-	1,238	1,240	-	-
	$168	$228	$-	$74,555	$74,951	$94	$-

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
At December 31, 2015:
Real estate loans:
One-to-four family, owner occupied	$390	$104	$-	$51,382	$51,876	-	$-
One-to-four family, non-owner occupied	26	-	-	4,754	4,780	-	-
Commercial and multi-family	-	-	-	14,604	14,604	-	-
Construction and land	15	-	-	3,019	3,034	-	-
Commercial business loans	-	-	-	713	713	-	-
Consumer loans	2	-	1	620	623	-	1
	$433	$104	$1	$75,092	$75,630	-	$1

Troubled Debt Restructurings:

The following table presents loans that have been modified as troubled debt restructurings at September 30, 2016 and December 31, 2015:

	Number of	Recorded
	Contracts	Investment
At June 30, 2016:	(Dollars in thousands)
One-to-four family, owner occupied	1	$89

At December 31, 2015:
One-to-four family, owner occupied	4	$488

No additional allowance has been specifically reserved for these loans. Additionally, there were no commitments to lend any additional amounts under either loan or any payment default on any loan after the modification. There were no troubled debt restructurings during the three or nine months ended September 30, 2016. There were no troubled restructurings that were restructured in the last 12 months that defaulted during the nine months ended September 30, 2016.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Loan Grades:

The Company utilizes a grading system whereby all loans are assigned a grade based on the risk profile of each loan. Loan grades are determined based on an evaluation of relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. All loans, regardless of size, are analyzed and are given a grade based upon the management’s assessment of the ability of borrowers to service their debts.

Pass: Loan assets of this grade conform to a preponderance of our underwriting criteria and are acceptable as a credit risk, based upon the current net worth and paying capacity of the obligor. Loans in this category also include loans secured by liquid assets and secured loans to borrowers with unblemished credit histories.

Pass-Watch: Loan assets of this grade represent our minimum level of acceptable credit risk. This grade may also represent obligations previously rated “Pass”, but with significantly deteriorating trends or previously rated.

Special Mention: Loan assets of this grade have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard: Loan assets of this grade are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Portfolio Segments:

One-to-four family, owner occupied, including construction and land: One-to-four family, owner occupied loans and construction and land loans are underwritten based on the applicant’s employment and credit history and the appraised value of the property. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Land loans are secured primarily by unimproved land for future residential use. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

One-to-four family, non-owner occupied: One-to-four family, non-owner occupied loans carry greater inherent risks than one-to-four family, owner occupied loans, since the repayment ability of the borrower is generally reliant on the success of the income generated from the property.

Commercial and multi-family real estate: Commercial real estate loans are secured primarily by office buildings, churches and various income-producing properties. Multi-family real estate loans are secured by generally apartment complexes. Commercial and multi-family real estate loans are underwritten based on the economic viability of the property and creditworthiness of the borrower, with emphasis given to projected cash flow as a percentage of debt service requirements. These loans carry increased risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. Repayment of loans secured by income-producing properties depends on the successful operation of the real estate and the economy.

Commercial business: Commercial business loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial business loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee. Short-term loans may be made on an unsecured basis.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Commercial business loans carry significant credit risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. In addition, repayment of such loans depends on the successful operation of the business for which an operating loan is utilized.

Consumer: Consumer loans include automobile, personal and other consumer loans. Potential credit risks include rapidly depreciable assets, such as automobiles, which could adversely affect the value of the collateral.

The following tables present total loans by risk grade and portfolio segment at September 30, 2016 and December 31, 2015:

	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At September 30, 2016
Real estate loans:
One-to-four family, owner occupied	$416	$1,665	$-	$-	$46,143	$48,224
One-to-four family, non-owner occupied	-	150	-	-	5,137	5,287
Commercial and multi-family	-	-	-	-	16,909	16,909
Construction and land	-	17	-	-	2,489	2,506
Commercial business loans	-	-	-	-	785	785
Consumer loans	-	6	-	-	1,234	1,240
	$416	$1,838	$-	$-	$72,697	$74,951

	Special
	Mention	Substandard	Doubtful	Loss	Pass	Total
At December 31, 2015:
Real estate loans:
One-to-four family, owner occupied	$533	$1,793	$-	$-	$49,550	$51,876
One-to-four family, non-owner occupied	93	83	-	-	4,604	4,780
Commercial and multi-family	-	-	-	-	14,604	14,604
Construction and land	3	-	-	-	3,031	3,034
Commercial business loans	-	-	-	-	713	713
Consumer loans	7	-	-	-	616	623
	$636	$1,876	$-	$-	$73,118	$75,630

(6) EMPLOYEE STOCK OWNERSHIP PLAN

Employees participate in an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed from the Company to purchase 66,096 shares of the Company’s common stock at $10 per share on June 29, 2016. The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP, the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Any dividends on allocated shares increase participant accounts. Participants receive the shares at the end of employment.

No contributions to the ESOP were made during the three or nine months ended September 30, 2016. The expense recognized for the three and nine months ended September 30, 2016 was $10 and is reported in salaries and wages.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

ESOP shares at September 30, 2016 are summarized as follows:

Nine Months Ended
September 30, 2016
Committed to be released to participants	3,305
Allocated to participants	-
Unearned	62,791
Total ESOP shares	66,096

Fair value of unearned shares	$690,701

(7) DEFINED BENEFIT AND POST RETIREMENT MEDICAL PLANS

Net periodic cost for the defined benefit pension plan and postretirement medical plan included the following components:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Service cost	$-	$-	$-	$-
Interest cost	35	37	10	10
Expected return on plan assets	(34)	(37)	-	-
Amortization:
Unrecognized net loss	27	65	2	3
Unrecognized prior service cost	-	-	(2)	(2)
Net periodic cost	$28	$65	$10	$11

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Service cost	$-	$-	$-	$-
Interest cost	106	111	30	30
Expected return on plan assets	(102)	(111)	-	-
Amortization:
Unrecognized net loss	83	101	6	9
Unrecognized prior service cost	-	-	(6)	(6)
Net periodic cost	$87	$101	$30	$33

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table summarizes plan assets for the defined benefit pension plan, measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, segregated by the level of the inputs (as defined in Note 8) within the hierarchy used to measure fair value:

				Total
	Level 1	Level 2	Level 3	Fair Value

September 30, 2016
Pooled separate accounts	$-	$2,450	$-	$2,450

				Total
	Level 1	Level 2	Level 3	Fair Value

December 31, 2015:
Pooled separate accounts	$-	$2,307	$-	$2,307

During the nine months ended September 30, 2016, benefits paid, employer contributions and the actual return on plan assets for the defined benefit pension plan were $204, $172 and $176, respectively.

The Company’s defined benefit pension plan target allocations and weighted-average allocations by asset category are as follows:

	Target Allocation 2016	Septemeber 30, 2016	December 31, 2015
Pooled separate accounts
Equity	30%-40%	38%	37%
Debt	60%-70%	62%	63%

The Company’s investment strategy is to maintain a diversified investment portfolio. Rebalancing occurs on a periodic basis to maintain the target allocations, but normal market activity may result in deviations. As a result of the percentage of equities held, actual return of plan assets for any period may fluctuate significantly due to changes in the stock market.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Accumulated other comprehensive loss, net for the benefit plans are summarized as follows:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Unrecognized prior service cost	$-	$-	$2	$3
Unrecognized net loss	29	65	(2)	(2)
	29	65	-	1
Tax effect	-	-	-	-
Unrecognized loss, net of taxes	$29	$65	$-	$1

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Unrecognized prior service cost	$-	$-	$6	$9
Unrecognized net loss	83	101	(6)	(6)
	83	101	-	3
Tax effect	-	-	-	-
Unrecognized loss, net of taxes	$83	$101	$-	$3

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Investment Securities:

The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Impaired Loans:

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Real Estate Owned:

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 are summarized below:

	Level 2
	September 30, 2016	December 31, 2015
Financial Assets
Available-for-sale securities	$25,114	$11,224

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Presented in the table below are assets measured at fair value on a nonrecurring basis using Level 3 inputs at September 30, 2016 and December 31, 2015:

	Level 3
	September 30, 2016	December 31, 2015
Impaired loans
One-to-four family, owner occupied	$10	$221
One-to-four family, non-owner occupied		60
Total financial assets	10	281

Nonfinancial assets
Real estate owned, net:
One-to-four family, owner occupied	24	667
Total nonfinancial assets	$24	$667
Total assets measured at fair value on a nonrecurring basis	$34	$948

The Company's impaired loans at September 30, 2016 and December 31, 2015 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. The carrying amounts of these loans were $10 and $281, respectively. Impairments are generally charged off against the allowance for loan loss; therefore, there are no specific valuation allowances carried on these loans at September 30, 2016 and December 31, 2015. The amount charged off related to these impaired loans for the nine months ended September 30, 2016 and year ended December 31, 2015 was $29 and $117, respectively.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned September 30, 2016 and December 31, 2015 were $24 and $667. The resulting write-downs for measuring real estate owned at the lower of carrying or fair value less costs to sell for the three and nine months ended September 30, 2016 were $16. There were no write downs of real estate owned during the three and nine months ended September 30, 2015.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015:

	Level 3 Quantitative Information
	September 30,	December 31,
	2016	2015	Valuation	Unobservable
	Fair Value	Fair Value	Technique	Inputs	Range

Impaired real estate loans net, with specific allocations:
One-to-four family, owner occupied	$10	$221	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%

One-to-four family, non-owner occupied	-	60	Sales comparison approach	Discount rate, estimated timing of cash flows	2% to 28%

Real estate owned net:
One-to-four family, owner occupied	$24	$667	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Fair Value of Financial Instruments

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value and are considered Level 1 assets and liabilities. These items include cash and cash equivalents, accrued interest receivable and payable balances, variable rate loan and deposits that re-price frequently and fully. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at September 30, 2016 and December 31, 2015 are summarized below:

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2016
Financial assets
Available-for-sale securities	$25,114	$-	$25,114	$-	$25,114
Restricted equity securities (1)	837	NA	NA	NA	NA
Loans, net	73,680	-	-	75,681	75,681

Financial liabilities
Deposits	$86,709	$14,198	$64,096	$-	$78,294
FHLB Advances	6,000	-	6,177	-	6,177

December 31, 2015:
Financial assets
Securities available-for-sale	$11,224	$-	$11,224	$-	$11,224
Restricted equity securities (1)	837	NA	NA	NA	NA
Loans, net	74,302	-	-	76,945	76,945

Financial liabilities
Deposits	$80,013	$20,785	$59,411	$-	$80,196
FHLB Advances	9,000	-	9,201	-	9,201

(1) It is not practicable to determine fair value of restricted equity securities due to restrictions placed on transferability.

The following methods and assumptions were used in estimating the fair values shown above:

Loans:

The fair value of loans is computed for each loan category using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits:

Deposits with no defined maturities, such as checking accounts, savings accounts and money market deposit accounts are, by definition, equal to the amount payable on demand at the balance sheet date. The fair values of certificate accounts are computed using interest rates currently being offered to deposit customers.

FHLB advances:

FHLB advances are valued at current market interest rates of FHLB advances.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Off-balance sheet commitments:

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to either enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations at September 30, 2016 and for the three and Nine months ended September 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Registrant’s Form S-1 as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Our total assets increased $9.4 million, or 9.5%, to $108.1 million at September 30, 2016 from $98.7 million at December 31, 2015. The increase in total assets is reflective of the net proceeds of $6.2 million from our common stock offering in connection with our conversion from a mutual savings bank to a stock bank and an increase in our total deposits of $6.7 million during the nine months ended September 30, 2016. A portion of the additional funds were used to increase our portfolio of commercial and multi-family loans. However, repayments of one-to-four family, owner occupied loans during the nine months ended September 30, 2016 offset the increase of commercial and multi-family loans. Additionally, the increase in funds from our stock offering proceeds and increased deposits were invested in high-quality U.S. government agency mortgage-backed securities during the period.

Gross loans decreased $648,000, or 0.86%, to $74.9 million at September 30, 2016 from $75.5 million at December 31, 2015. Our commercial and multi-family loans increased by $2.3 million, or 15.8%, to $16.9 million at September 30, 2016 from $14.6 million at December 31, 2015. The decrease in gross loans reflected the decrease in our one-to-four family, owner occupied loans. One-to-four family, owner occupied loans decreased $3.6 million, or 7.0%, to $48.2 million at September 30, 2016 as compared to $51.9 million at December 31, 2015. As part of our business strategy, we intend to increase our emphasis on short-term commercial and multi-family real estate loans and to a lesser extent, increase our commercial business loans and consumer loans and decrease our emphasis on lending for long-term one-to-four family loans.

Available-for-sale securities increased $13.9 million, or 124.1%, to $25.1 million at September 30, 2016 from $11.2 million at December 31, 2015. The increase reflected our investment of excess funds in U.S. government agency mortgage-backed securities. Management believes that mortgage-backed securities will provide the best yield on available funds and a return of invested cash from principal pay-down until we are able to deploy such additional funds into commercial and multi-family real estate loans.

Real estate owned, net decreased $643,000, or 96.4%, to $24,000 at September 30, 2016 from December 31, 2015. The decrease was due to the successful sale of properties

Our deposits increased $6.7 million, or 8.4%, to $86.7 million at September 30, 2016 from $80.0 million at December 31, 2015. The increase reflected the Company’s strategy in attracting primarily 4 and 5-year certificates of deposit to improve our long-term interest rate risk position. Certificates of deposit increased to $63.4 million at September 30, 2016 from $59.2 million at December 31, 2015. Core deposits, which include noninterest-bearing checking, interest-bearing checking, savings and money market accounts, increased to $24.4 million at September 30, 2016 from $20.8 million at December 31, 2015. The increase reflected our new interest-bearing checking and money market accounts. We intend to increase our core deposits, in particular, checking and money market accounts, through our existing and new commercial loan customers and aggressive marketing efforts.

FHLB advances decreased to $6.0 million at September 30, 2016 from $9.0 million at December 31, 2015. In January 2016, we repaid a matured $3.0 million advance with a cost of 3.90%, using funds from cash and cash equivalents. During July 2016, we refinanced a maturing $5.0 million advance, with an interest rate of 4.62% with $5.0 million of FHLB advances with an average rate of approximately 1.99%.

Shareholders’ equity increased to $12.8 million at September 30, 2016 from $6.9 million at December 31, 2015, primarily as a result of the completion of the mutual to stock conversion and resulting proceeds from the sale of common stock of $6.2 million and decrease in accumulated other comprehensive losses, partially offset by a net loss of $408,000 for the nine months ended September 30, 2016.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family, owner occupied	$10	$-
One-to-four family, non-owner occupied	67	-
Commercial and multi-family	-	-
Construction and land	17	-
Commercial business loans	-	-
Consumer loans	-	$-
Total nonaccrual loans	$94	$-
Accruing loans past due 90 days or more: (1)	$-	$-
Total of nonaccrual and 90 days or more past due loans	$94	$-

Real estate owned, net:
One-to-four family	24	667
Total real estate owned, net	24	667
Total nonperforming assets	$118	$667
Troubled debt restructurings	89	488
Troubled debt restructurings and total nonperforming assets	$207	$1,155

Total nonperforming loans to total loans	0.13%	-%
Total nonperforming assets to total assets	0.09%	-%
Total nonperforming assets to loans and real estate owned	0.28%	1.52%

(1) There were no loans past due 90 days or more and still accruing at September 30, 2016 and June 30, 2015.

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms and the actual amount collected for the nine months ended September 30, 2016 was $11,000 and $6,000, respectively.

Interest income that would have been recorded had our trouble debt restructured loans been current in accordance with their original terms was $12,000 and $20,000 for the nine months ended September 30, 2016 and 2015. Interest of $9,000 and $19,000 respectively, was recognized on these loans and is included in net income for the nine months ended September 30, 2016 and 2015.

The decrease in nonperforming assets is a reflection of our successful sales of real estate owned during the nine months ended September 30, 2015.

Analysis of Net Interest Margin

The following table sets forth average balance sheets, average annualized yields and rates, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to income.

	For the Three Months Ended September 30,
	September 30, 2016				September 30, 2015
							Interest
	Average		Interest and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$74,472		$814	4.37%	$72,719		$828	4.55%
Investment securities	20,627		59	1.14	13,480		42	1.25
Interest-bearing deposits	9,785		10	0.41	5,998		3	0.20
Total interest-earning assets	104,884		883	3.37	92,197		873	3.79
Noninterest-earning assets	2,776				2,448
Total assets	$107,660				$94,645

Liabilities and equity:
Interest-bearing liabilities:
Checking accounts	$5,330		$11	0.83%	$133		$-	-%
Savings accounts	7,811		1	0.05	7,611		2	0.11
Money market accounts	5,837		1	0.07	7,426		2	0.11
Certificates of deposit	63,020		254	1.62	55,228		194	1.41
Total interest-bearing deposits	81,998		267	1.31	70,398		198	1.13
FHLB advances	6,000		44	2.93	9,968		102	4.09
Total interest-bearing liabilities	87,998		311	1.42	80,366		300	1.50
Noninterest bearing deposits	4,884				4,268
Other noninterest-bearing liabilities	2,110				2,595
Total liabilities	94,992				87,229
Equity	12,668				7,416
Total liabilities and equity	$107,660				$94,645

Net interest income			$572				$573
Interest rate spread				1.95%				2.29%
Net interest margin				2.18%				2.49%
Average interest-earning assets to average interest-bearing liabilities	1.19	X			1.19	X

	For the Nine Months Ended September 30,
	September 30, 2016				September 30, 2015
							Interest
	Average		Interest and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$74,150		$2,445	4.40%	$69,010		$2,358	4.56%
Investment securities	15,818		157	1.32	12,936		137	1.41
Interest-bearing deposits	9,481		30	0.42	8,899		12	0.18
Total interest-earning assets	99,449		2,632	3.53	90,845		2,507	3.68
Noninterest-earning assets	3,070				2,765
Total assets	$102,519				$93,610

Liabilities and equity:
Interest-bearing liabilities:
Checking accounts	$3,731		$21	0.75%	$79		$1	1.70%
Savings accounts	7,992		3	0.05	8,147		3	0.05
Money market accounts	6,487		5	0.10	7,234		5	0.09
Certificates of deposit	62,081		733	1.58	54,173		544	1.35
Total interest-bearing deposits	80,291		762	1.27	69,633		553	1.06
FHLB advances	6,065		186	4.09	9,271		302	4.36
Total interest-bearing liabilities	86,356		948	1.47	78,904		855	1.45
Noninterest bearing deposits	4,884				4,451
Other noninterest-bearing liabilities	2,821				2,744
Total liabilities	94,061				86,099
Equity	8,458				7,511
Total liabilities and equity	$102,519				$93,610

Net interest income			$1,684				$1,652
Interest rate spread				2.06%				2.23%
Net interest margin				2.26%				2.42%
Average interest-earning assets to average interest-bearing liabilities	1.15	X			1.15	X

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General. We reported a net loss of $123,000 for the three months ended September 30, 2016 as compared to a net loss of $107,000 for the three months ended September 30, 2015. The increase in net loss was primarily attributed to an increase in professional and supervisory fees and FDIC deposit insurance. Professional and supervisory fees increased by $69,000, or 107.8%, to $133,000 for the three months ended September 30, 2016 from $64,000 for the three months ended September 30, 2015. The increase in professional and supervisory fees is related to the increased costs associated with our conversion to a public company. FDIC deposit insurance increased by $49,000, or 175.0%, to $21,000 for the three months ended September 30, 2016. FDIC premium expense decreased substantially during the three months ended September 30, 2015 as a result of a lower assessment rate due to our improved risk category.

Interest Income. Interest income increased $10,000, or 1.1%, to $883,000 for the three months ended September 30, 2016 from $873,000 for the three months ended September 30, 2015. The increase in interest income is reflective of an increase in the average balances of interest-earning assets, which increased to $104.9 million for the three months ended September 30, 2016 from $92.2 million for the three months ended September 30, 2015. The increase in the average balances of interest-earning assets is reflective of the increase in cash of $6.2 million in net proceeds from of our stock offering in connection with our mutual-to-stock conversion and increasing deposit levels during 2016. For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, the average balance of loans increased to $74.5 million from $72.7 million, the average balance of investments increased to $20.6 million from $13.5 million, and the average balance of interest-bearing deposits in other banks increased to $9.8 million from $6.0 million. These increases in average balances offset the decrease in the overall yield for each interest-earning asset. The average yields on interest-earning assets decreased 42 basis points to 3.37% for the three months ended September 30, 2016 from 3.79% for the three months ended September 30, 2015. Over these same periods, our loan yield decreased 18 basis points to 4.37% from 4.55%, and our investment yield decreased 11 basis points to 1.14% from 1.25%. The decrease in yields on both loans and investments is reflective of the sustained historically low interest rate environment and very competitive lending environment in our market area.

Interest Expense. Interest expense increased $11,000, or 3.7%, to $311,000 for the three months ended September 30, 2016 from $300,000 for the three months ended September 30, 2015. The increase in interest expense was caused by both an increase in the average balances of deposits of $11.6 million, or 16.5%, to $82.0 million for the three months ended September 30, 2016 from $70.4 million for the same period ended September 30, 2015 and an increase in the average rate paid on deposits to 1.31% for the three months ended September 30, 2016 from 1.13% for the three months ended September 30, 2015. This 18 basis point increase is reflective of our marketing strategy to attract new depositors within our market area and retain existing customers post conversion. The increase in interest expense from deposits was offset, partially, by a decrease in interest expense from FHLB advances, which is related to the maturity of $3.0 million of our advances during the first quarter of 2016 and refinancing existing advances with lower rates. Interest expense on FHLB advances decreased $58,000, or 56.9%, to $44,000 for the three months ended December 31, 2016 from $102,000 for the three months ended September 30, 2015.

Net Interest Income. Net interest income decreased $1,000, or 0.17%, to $572,000 for the three months ended September 30, 2016. The decrease is reflective of the decrease in our net interest margin of 30 basis points to 2.18% for the nine months ended September 30, 2016 from 2.49% for the nine months ended September 30, 2015, partially offset by an increase in average interest-earning assets to average interest-bearing liabilities.

Provision for Loan Losses. There was no provision for loan losses for the three months ended September 30, 2016 or 2015. Even though we have seen a nominal increase in nonperforming loans, our level of impaired loans has declined from $1.9 million at December 31, 2015 to $914,000 at September 30, 2016, and our total loans restructured have decreased from four loans in the amount of $488,000 to 1 loan for $89,000. Additionally, we have seen a decline in our gross charge-offs as gross charge offs declined to $29,000 for the three months ended September 30, 2016 from $52,000 for the three months ended September 30, 2015.

Our total allowance for loans losses was 1.6% of total gross loans at September 30, 2016 as compared to 1.7% at December 31, 2015. We do not have an allowance for specifically identified impaired loans as we generally charge off identified impairments on impaired loans to the allowance for loan losses to a net realizable value on those loans. We do maintain an unallocated portion in our general allowance that we believe represents those probable incurred losses within our loan portfolio not specifically identified with any particular portfolio segment. We believe that with our increased emphasis on commercial lending as opposed to mortgage lending there are inherent credit risks that we have not yet quantified through historical experience.

Noninterest Income. Noninterest income increased $28,000, or 87.5%, to $60,000 for the three months ended September 30, 2016 from $32,000 for the three months ended September 30, 2015. The increase is attributable to net gains realized on the sale of real estate owned properties of $20,000 for the three months ended September 30, 2016 as compared to net gains realized of $8,000 for the three months ended September 30, 2015 and an increase in other noninterest income to $26,000 from $3,000 for the same periods ended. The increase in other noninterest income is primarily attributable to an increase in miscellaneous loan administrative fees.

Noninterest Expense. Noninterest expense increased $43,000, or 6.0%, to $755,000 for the three months ended September 30, 2016 from $712,000 for the three months ended September 30, 2015. The increase is reflective of increases in professional and supervisory fees and FDIC deposit insurance. Professional and supervisory fees increased by $69,000, or 107.8%, to $133,000 for the three months ended September 30, 2016 from $64,000 for the three months ended September 30, 2015. The increase in professional and supervisory fees is related to the increased costs associated with our conversion to a public company. FDIC deposit insurance increased by $49,000, or 175.0%, to $21,000 for the three months ended September 30, 2016. FDIC premium expense decreased substantially during the three months ended September 30, 2015 as a result of a lower assessment rate due to our improved risk category. These increases in noninterest expenses more than offset a decrease of $95,000, or 20.4%, in salaries and employee benefits to $370,000 from $465,000 for the same periods ended. The decrease in salaries and employee benefits reflects several higher salaried employees that were employed by the Company during the three months ended September 30, 2015 that were no longer employed during the same period in 2016.

Income Tax Expense. There was no provision for income taxes for the three months ended September 30, 2016 or September 30, 2015. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available for sale securities, based upon our cumulative operating losses in recent years.

The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General. We reported a net loss of $408,000 for the nine months ended September 30, 2016 as compared to a net loss of $389,000 for the nine months ended September 30, 2015. The increase in net loss was primarily attributed to a decrease in noninterest income of $85,000, or 44.7%, to $105,000 for the nine months ended September 30, 2016 from $190,000 for the nine months ended September 30, 2015, which more than offset the increase in net interest income before the provision for loan losses of $32,000 and the decrease in noninterest expense of $16,000 for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Interest Income. Interest income increased $125,000 or 5.0%, to $2.6 million for the nine months ended September 30, 2016 from $2.5 million for the nine months ended September 30, 2015. The increase in interest income is reflective of an increase in the average balances of interest-earning assets, which increased to $99.4 million for the nine months ended September 30, 2016 from $90.8 million for the nine months ended September 30, 2015. The increase in the average balances of interest-earning assets is reflective of the increase in cash from the $6.2 million in net proceeds from of our stock offering in connection with our mutual-to-stock conversion and an increase in total deposits of $6.9 million during the nine months ended September 30, 2015, which was deployed into interest-earning assets. For the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, the average balance of loans increased to $74.1 million from $69.0 million, the average balance of investments increased to $15.8 million from $12.9 million, and the average balance of interest-bearing deposits in other banks increased to $9.5 million from $8.9 million. These increases in average balances offset the decrease in the overall yield for each interest-earning asset. The average yields on interest-earning assets decreased 15 basis points to 3.53% for the nine months ended September 30, 2016 from 3.68% for the nine months ended September 30, 2015. Over these same periods, our loan yield decreased 16 basis points to 4.40% from 4.56%, and our investment yield decreased 9 basis points to 1.32% from 1.41%. The decrease in yields on both loans and investments is reflective of the sustained historically low interest rate environment and very competitive lending environment in our market area.

Interest Expense. Interest expense increased $93,000, or 10.9%, to $948,000 for the nine months ended September 30, 2016 from $855,000 for the nine months ended September 30, 2015. The increase in interest expense was caused by both an increase in the average balances of deposits of $10.6 million, or 15.3%, to $80.3 million for the nine months ended September 30, 2016 from $69.6 million for the nine months ended September 30, 2015 and an increase in the average rate paid on deposits to 1.27% for the nine months ended September 30, 2016 from 1.06% for the nine months ended September 30, 2015. This 21 basis point increase in the average rate paid is reflective of our marketing strategy to attract new depositors within our market area and retain existing customers post conversion. The increase in interest expense from deposits was offset, partially, by a decrease in interest expense from FHLB advances, which is related to the maturity of $3.0 million of our advances during the first quarter of 2016 and refinancing existing FHLB advances with lower rates. Interest expense on FHLB advances decreased $116,000, or 38.4%, to $186,000 for the nine months ended December 31, 2016 from $302,000 for the nine months ended September 30, 2015.

Net Interest Income. Net interest income increased, $32,000, or 1.9%, to $1.7 million for the nine months ended September 30, 2016. The nominal increase is reflective of a consistent average interest-earning assets to average interest-earning liabilities for the nine months ended September 30, 2016 compared to September 30, 2015.

Provision for Loan Losses. We recorded no provision for loan losses for the nine months ended September 30, 2016 and $18,000 for the nine months ended September 30, 2015. Even though we have seen a nominal increase in nonperforming loans, our level of impaired loans has declined from $1.9 million at December 31, 2015 to $914,000 at September 30, 2016, and our total loans restructured have decreased from four loans in the amount of $488,000 to 1 loan for $89,000.

Our total allowance for loans losses was 1.6% of total gross loans at September 30, 2016 as compared to 1.7% at December 31, 2015. We do not have an allowance for specifically identified impaired loans as we generally charge off identified impairments on impaired loans to the allowance for loan losses to a net realizable value on those loans. We do maintain an unallocated portion in our general allowance that we believe represents those probable incurred losses within our loan portfolio not specifically identified with any particular portfolio segment. We believe that with our increased emphasis on commercial lending as opposed to mortgage lending there are inherent credit risks that we have not yet quantified through historical experience.

Noninterest Income. Noninterest income decreased $85,000, or 44.7%, to $105,000 for the nine months ended September 30, 2016 from $190,000 for the nine months ended September 30, 2015. The decrease is due primarily to a larger gain on sale of real estate owned during the nine months ended September 2015 of $120,000 as compared to $10,000 for the nine months ended September 2016. We have successfully sold all but one real estate owned property in the amount of $24,000 at September 30, 2016.

Noninterest Expense. Noninterest expense decreased modestly by $16,000, or 0.72%, to $2.2 million for the nine months ended September 30, 2016. The decrease reflected the decrease in salaries and employee benefits of $115,000, or 9.4%, to $1.1 million for the nine months ended September 30, 2016 from $1.2 million for the nine months ended September 30, 2015. The decrease in salaries and employee benefits reflects several higher salaried employees that were employed by the Company during the nine months ended September 30, 2015 that were no longer employed during the same period in 2016. The decrease in salaries and employee beneifts was offset partially by an increase in professional and supervisory fees of $80,000, or 33.1%, to $322,000 for the nine months ended September 30, 2016 as compared to $242,000 for the nine months ended September 30, 2015. The increaese in professional and supervisory fees reflects the increased cost with being a public company.

Income Tax Expense. There was no provision for income taxes for the nine months ended September 30, 2016 or September 30, 2015. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available for sale securities, based upon our cumulative operating losses in recent years.

The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, FHLB advances, and repayments, maturities and calls of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2016.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds. Our FHLB advances totaled $6.0 million at September 30, 2016. In addition, the Company had entered into an irrevocable standby letter of credit with the FHLB of $3.2 million at September 30, 2016 to secure public deposits. At September 30, 2016, we had the ability to borrow up to an additional $33.2 million from the FHLB, subject to pledging additional collateral. We also have an unused open line of credit at The Independent BankersBank that would allow us to borrow up to $2.5 million at September 30, 2016.

The Company is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016 and December 31, 2015, the Company exceeded all regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.

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

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Best Hometown Bancorp, Inc.’s Prospectus dated May 13, 2016 ("Prospectus") as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2016, including under the section titled “Risk Factors, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At September 30, 2016, the risk factors for Best Hometown Bancorp, Inc. have not changed materially from those reported in our Prospectus. However, the risks described in the Prospectus are not the only risks that we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed in the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST HOMETOWN BANCORP, INC.

Date: November 14, 2016	/s/ Ronnie R. Shambaugh
Ronnie R. Shambaugh
President and Chief Executive Officer

Date: November 14, 2016	/s/ H. Allen Salter, CPA
H. Allen Salter, CPA
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description
3.2	Bylaws of Best Hometown Bancorp, Inc.*
4	Form of Common Stock Certificate of Best Hometown Bancorp, Inc.*
10.1	Employment Agreement of Ronnie R. Shambaugh*
10.2	Employment Agreement of David W. Gansner*
10.3	Employment Agreement of Cynthia T. Knebel*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Best Hometown Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

* Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-210109), initially filed on March 11, 2016.

