Form 10-K
period 2016-12-31
Best Hometown Bancorp, Inc.
filed 2017-03-30
CIK 1667840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2016
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File No. 000-55652

Best Hometown Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	81-1959486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
100 East Clay Street, Collinsville, Illinois	62234
(Address of Principal Executive Offices)	Zip Code
(618) 345-1121
(Registrant’s telephone number)
Not Applicable
(Former name or former address, if changed since last report)
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
Title of Each Class
Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of   “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2016 was $9.1 million.
As of December 31, 2016 there were 826,208 shares outstanding of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
1.    Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders. (Part III)

i

PART I
ITEM 1.
Business

Forward Looking Statements
This annual report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include, but are not limited to:
•
statements of our goals, intentions and expectations;

•
statements regarding our business plans and prospects and our growth and operating strategies;

•
statements regarding the asset quality of our loan and investment portfolios; and

•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•
our ability to successfully implement our business strategies;

•
our ability to manage our operations in response to changes in economic conditions (including real estate values, loan demand, inflation, commodity prices and employment levels) nationally and in our market areas;

•
adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•
significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•
credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance and provision for loan losses;

•
use of estimates for determining the fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•
increased competition among depository and other financial institutions;

•
our ability to attract and maintain deposits, including introducing new deposit products;

•
changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•
fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•
declines in the yield on our assets resulting from the current low interest rate environment;

•
risks related to a high concentration of loans secured by real estate located in our market areas;

•
changes in the level of government support of housing finance;

•
the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•
our ability to enter new markets successfully and capitalize on growth opportunities;

•
changes in laws or government regulations or policies affecting financial institutions, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs and the resources we have available to address such changes;

•
technological changes that may be more difficult or expensive than expected;

•
our reliance on a small executive staff;

•
changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs to implement our strategic plan;

•
changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•
our ability to control costs and expenses, particularly those related to operating as a publicly traded company;

•
other changes in our financial condition or results of operations that reduce capital available to pay dividends;

•
other changes in the financial condition or future prospects of issuers of securities that we own, including our stock in the Federal Home Loan Bank (“FHLB”) of Chicago or “FHLB”; and

•
other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Best Hometown Bancorp, Inc.
Best Hometown Bancorp, Inc. (the “Company”) is a Maryland-chartered corporation that was incorporated on March 7, 2016 to become the savings and loan holding company for Best Hometown Bank. Best Hometown Bank, formerly Home Federal Savings and Loan Association of Collinsville, is a federal stock savings and loan association that was organized in 1887.
As of December 31, 2016, Best Hometown Bancorp, Inc. had 826,208 shares outstanding and a market capitalization of approximately $10.4 million.
The executive offices of Best Hometown Bancorp, Inc. are located at 100 E. Clay Street, Collinsville, IL 62234, and the telephone number is (618) 345-1121. Our website address is www.besthometownbank.com. Information on our website should not be considered a part of this annual report. Best Hometown Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At December 31, 2016, we had total assets of  $109.4 million, total deposits of $88.5 million and total equity of  $12.8 million. We recorded a net loss of  $459,000 for the year ended December 31, 2016.
Best Hometown Bank
Best Hometown Bank is a federal stock savings and loan association that was organized in 1887. We conduct our operations from our main office in Collinsville, Illinois and our full-service branch office in Maryville, Illinois. Our primary deposit market includes the areas surrounding our banking offices in Collinsville and Maryville, Illinois. Our primary lending market is Madison and St. Clair Counties, Illinois and, to a lesser extent, St. Louis County, Missouri.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in loans. Our primary lending activities are one- to four-family residential real estate loans, including non-owner occupied one- to four-family real estate loans, commercial and multi-family real estate loans and construction and land loans. To a lesser extent, we also make commercial business loans and consumer loans, including home equity loans and lines of credit. At December 31, 2016, $48.0 million, or 63.5% of our total loan portfolio was comprised of owner-occupied one- to four-family residential real estate loans, and $17.8 million, or 23.6% of our total loan portfolio, was comprised of commercial and multi-family real estate loans. Our commercial and multi-family real estate loan portfolio has grown $3.2 million from $14.6 million at December 31, 2015 to $17.8 million at December 31, 2016.
We also invest in securities, which at December 31, 2016, consisted of U.S. government agencies and government-sponsored enterprises.
We offer a variety of deposit accounts, including interest-bearing and noninterest-bearing checking accounts, savings and money market accounts and certificates of deposit. We have recently expanded the products we offer our customers, including online banking, remote deposit capture and ATM cards and debit cards. We are also in the process of adding mobile banking.
We utilize advances from the FHLB.
In 2015, we began offering brokerage services to our customers through a networking arrangement with a registered broker-dealer.
For the years ended December 31, 2016 and 2015, we had net losses of  $459,000 and $702,000, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Operating Results for the Years Ended December 31, 2016 and 2015.”
Our current business strategy includes managed growth to support profitability through greater economies of scale, including increasing our emphasis on commercial and multi-family real estate lending and, to a lesser extent, continuing to diversify our loan portfolio by increasing our commercial business lending and consumer lending. We also expect to increase our noninterest income through our entrance into the secondary market with the origination and sale of one- to four-family residential loans with terms of 20 years or more, and the addition of our new brokerage services. In addition, we intend to replace our higher-cost FHLB advances and certificates of deposit as they mature with lower-cost FHLB advances and core deposits. Most importantly, we will continue to adhere to our conservative underwriting standards of recent years which we believe have resulted in our improved credit quality. See “— Business Strategy.”
We are subject to comprehensive regulation and examination by our primary federal regulator, the Office of the Comptroller of the Currency (“OCC”).
Market Area
We conduct our operations from our two full-service banking offices located in Madison County, Illinois. Our primary deposit market includes the areas surrounding our banking offices in Collinsville and Maryville, Illinois. Our primary lending market includes Madison and St. Clair Counties, Illinois and, to a lesser extent, St. Louis County, Missouri.
The regional economy is fairly diversified, with services, wholesale/retail trade, and manufacturing as the primary industries in our market area. Based on data from the U.S. Bureau of Labor Statistics, through December of 2016, unemployment rates were 5.4%, 5.5%, 5.6%, and 4.7 in Madison County, St. Clair County, the State of Illinois and the United States, respectively.
Our market area is focused on Madison County, Illinois, which experienced a modest population increase of 4.0 percent from 2000 to 2010, compared to a 9.7 percent increase in the United States, and is projected to decrease slightly from 2010 to 2019, compared to increases in Illinois of 2.3 percent and 6.6 percent in the United States. Madison County is projected to experience a decrease in households of 0.2 percent compared to a projected 2.5 percent increase in Illinois and a projected 6.6 percent increase in the United States. The county is also characterized by lower median household income in 2000, 2010 and projected 2019, compared to Illinois, and noticeably lower median housing values and median rent levels in 2000 and 2010, compared to Illinois and the United States. In addition, Madison County had a higher unemployment rate of 6.7 percent in November 2015, compared to a lower 5.8 percent in Illinois and 4.8 percent in the United States.
Competition
We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center, regional and super regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.
As of June 30, 2016 (the latest date for which information is available), our deposit market share represented 1.79% of FDIC-insured deposits in Madison County, Illinois, ranking us twelfth out of twenty-six FDIC-insured institutions with offices in the county. This data does not include credit unions with whom we also compete.
Lending Activities
General.   Our principal lending activity is originating one- to four-family residential loans, commercial real estate and multi-family loans and, to a lesser extent, construction and land loans, commercial business loans and consumer loans, including home equity loans. At December 31, 2016, our gross, before the allowance for loan losses, loans totaled $75.5 million, of which $48.0 million, or 63.5%, were owner-occupied one- to four-family residential loans, $17.8 million, or 23.6%, were commercial and multi-family real estate loans and $5.2 million, or 7.0% were one-to four-family, non-owner occupied investor loans.
Historically, our principal lending activity has been the origination of one- to four-family residential loans. In 2016, we continued with our strategic plan to expand our commercial and multi-family real estate lending to increase the yield of our loans and shorten asset duration. As a result, our portfolio of commercial and multi-family real estate loans has increased from $14.6 million, or 19.3% of total gross loans, at December 31, 2015, to $17.8 million, or 23.6% of total loans, at December 31, 2016. As part of our business strategy of managed growth following the conversion we intend to increase our emphasis on commercial and multi-family real estate loans and, to a lesser extent, continue to diversify our loan portfolio by increasing our commercial business lending, consumer lending and loans to investors for the purchase and refinance of non-owner occupied one- to four-family real estate properties. In addition, we intend to increase our noninterest income through our entrance into the secondary market with the origination and sale of one- to four-family residential loans with terms of 20 years or more. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Strategy” for a further discussion of our business strategy.

Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. We had no loans classified as held for sale at the dates indicated.
	At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgage loans:
One- to four-family, owner occupied	$47,971	63.5%	$51,876	68.6%
One- to four-family, non-owner occupied	5,251	7.0	4,780	6.3
Commercial and multi-family	17,785	23.6	14,604	19.3
Construction and land	2,676	3.5	3,034	4.0
Commercial business loans	921	1.2	713	0.9
Consumer loans	901	1.2	623	0.8
Total gross loans	$75,505	100.0%	$75,630	100.0%
Net deferred loan fees	(43)		(79)
Allowance for loan losses	(1,214)		(1,249)
Total loans	$74,248		$74,302

Loan Portfolio Maturities and Yields.   The following table summarizes the contractual maturities of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect the effects of possible prepayments. Contractual maturities of balloon loans have been included for the amortized term, since such loans have been assumed to renew at each balloon date. Actual maturities may differ due to prepayments or due to balloon loans not being renewed.
December 31, 2016	One-to Four- Family, Owner Occupied	One-to Four- Family, Non-owner Occupied	Commercial and Multi- Family Real Estate	Construction and Land
	(In thousands)
Amounts due in:
One year or less	$2,584	$857	$419	$1,773
More than one to two years	2,268	569	—	—
More than two to three years	2,654	698	327	71
More than three to five years	3,719	2,111	7,537	276
More than five to ten years	5,404	196	6,863	492
More than ten to 15 years	9,973	622	1,119	14
More than 15 years	21,369	198	1,520	50
Total	$47,971	$5,251	$17,785	$2,676

December 31, 2016	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$90	$135	$5,858
More than one to two years	—	23	2,860
More than two to three years	284	45	4,079
More than three to five years	320	688	14,651
More than five to ten years	227	10	13,192
More than ten to 15 years	—	—	11,728
More than 15 years	—	—	23,137
Total	$921	$901	$75,505

The following table sets forth our fixed-rate and balloon and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017. At December 31, 2016, we had only $1.2 million in adjustable rate loans. Some of our one-to four-family loans and almost all of our commercial and multi-family loans are balloon loans. Our balloon loans have been included with our adjustable-rate loans in the table below because they effectively reprice at the end of their term, which is generally 61 months, similar to an adjustable-rate loan.
	Due After December 31, 2017
	Fixed Rate	Balloon and Adjustable-Rate	Total
	(In thousands)
Real estate mortgage loans:
One- to four-family, owner occupied	$32,448	$12,938	$45,386
One- to four-family, non-owner occupied	3,295	1,099	4,394
Commercial and multi-family	2,411	14,955	17,366
Construction and land	903	—	903
Commercial business loans	—	831	831
Consumer loans	160	607	767
Total loans	$39,217	$30,430	$69,647

One- to Four-Family Residential Real Estate Lending.   At December 31, 2016, we had $48.0 million of loans secured by owner occupied one- to four-family real estate, representing 63.5% of our total loan portfolio. We also make loans to investors for the purchase and refinance of one- to four-family residential properties that are not owner-occupied, which are described below under “One- to Four-Family Investment Property Loans”.
We have offered both fixed-rate loans and balloon loans secured by owner occupied one- to four-family residential real estate. At December 31, 2016, approximately 30.0% of our owner occupied one- to four-family real estate loans were balloon loans, and the rest of such loans were fixed-rate, fully amortizing loans. We expect that in the future we will make less balloon loans and, eventually, offer an adjustable-rate loan instead.
Our fixed-rate loans generally have terms of 15 to 30 years, and our balloon loans generally have terms of 61 months and amortize over 10-30 years. We generally limit the loan-to-value ratios of our one- to four-family residential mortgage loans to 80% of the purchase price or appraised value, whichever is lower. We do not offer loans with higher loan-to-value ratios to borrowers obtaining private mortgage insurance.
Under our current business strategy, we are retaining all one-to four-family residential loans, but we expect to begin selling qualified one-to four family residential loans with maturities greater than 20 years to the secondary market by the third quarter of 2017.
Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines. We have also originated, on a much more limited basis, jumbo loans, which we define as loans over $500,000. The jumbo loans that we have originated are generally fixed-rate loans with terms of 15 to 30 years and a maximum loan-to-value ratio of 80%. At December 31, 2016, we had $5.6 million of fixed rate jumbo loans in our portfolio. We do not offer FHA and VA loans. At December 31, 2016, almost all of our one- to four-family residential loans were secured by properties located in our market area.
Although balloon mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they reprice at the end of the term, the ability of the borrower to renew or repay the loan and the marketability of the underlying collateral may be adversely affected if real estate values decline or in a rising interest rate environment.
We have not offered “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also have not offered loans that provide for negative amortization of principal, such as

“Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a “subprime lending” program for one-to four- family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or for “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income), and we do not intend to offer these types of loans in the future.
All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property, subject to the mortgage and the loan is not repaid. All borrowers are required to obtain title insurance for the benefit of the Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warranted, flood insurance on properties securing real estate loans.
One- to Four-Family, Non-Owner Occupied Investment Property Loans.   We originate loans on one- to four-family investment properties, which we refer to herein as investor loans. The subject properties are non-owner occupied. At December 31, 2016, investor loans totaled $5.2 million, or 7.0% of total loans. Our investor loans are generally balloon loans with terms of 61 months and amortizing over 15-20 years. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property. At December 31, 2016, our average investor loan had a balance of  $68,000. All of our investor loans are secured by properties located in our primary lending area.
We underwrite investor loans under our commercial real estate lending policies. In reaching a decision on whether to make an investor loan, we consider the net operating income of the property, the borrower’s expertise and credit history, the global cash flow of the borrowers and the value of the underlying property. We generally require that the properties securing these loans have debt service coverage ratios (the ratio of projected earnings before debt service to debt service) of at least 1.10x. Generally, investor loans made to business entities require the principals to execute the loan agreements in their individual capacity, as well as signing on behalf of such business entity.
A borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require borrowers receiving investor loans to provide annually updated financial statements and federal tax returns, as we do of individual principals on our commercial real estate loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest investor loan in our portfolio at December 31, 2016 was a $305,000 loan collateralized by a single-family non-owner occupied property. This loan was performing according to its terms at December 31, 2016.
Commercial and Multi-Family Real Estate Lending.   Consistent with our strategy to increase our yield and reduce our interest rate risk, we are continuing to emphasize the origination of commercial and multi-family real estate loans. At December 31, 2016, we had $17.8 million in commercial real estate and multi-family loans, representing 23.6% of our total loan portfolio. Of these loans, $5.2 million were multi-family real estate loans.
Our commercial and multi-family real estate loans are generally written as mortgages with balloon maturities of 5 or 7 years and amortizations of 15 to 20 years. In the past we have also offered some fixed-rate, fully amortizing and adjustable-rate commercial real estate loans. At December 31, 2016, we had just one adjustable-rate loan for $648,000, which was secured by an office building and the remaining loans were fixed-rate.
The maximum loan-to-value ratio of our commercial and multi-family real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan.

Set forth below is information regarding our commercial and multi-family real estate loans at December 31, 2016. At December 31, 2016, $13.6 million of our commercial and multi-family real estate loans were secured by non-owner occupied properties. These loans are considered to involve more credit risk than owner-occupied commercial real estate loans, and are subject to greater regulatory review and comment.
Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Apartment complexes	12	$4,953
Professional office buildings	13	4,235
Churches	1	1,520
Nursing homes	2	1,160
Restaurants and bars	3	1,126
Other retail or service establishments	1	990
Motels	1	990
Day care centers	1	736
Medical buildings	1	690
Laundromats	1	655
Commercial use buildings	3	314
Mixed use facilities	1	204
Other miscellaneous	1	212
Total	41	$17,785

At December 31, 2016, the average loan balance of our outstanding commercial and multi-family real estate loans was $434,000, and the largest of such loans was a $1.5 million loan secured by a church located in our market area. This loan was performing in accordance with its terms at December 31, 2016.
We consider a number of factors in originating commercial real estate and multi-family loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.10x. All commercial real estate and multi-family loans are appraised by outside independent appraisers approved by the board of directors.
Personal guarantees are generally obtained from the principals of commercial real estate and multi-family loans, although this requirement may be waived in limited circumstances depending upon the loan-to-value ratio and the debt service coverage ratio associated with the loan. We require property and casualty insurance and flood insurance if the property is determined to be in a flood zone area. In addition, most borrowers are required to obtain title insurance.
Commercial and multi-family real estate loans entail greater credit risks compared to owner occupied one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial and multi-family real estate than residential properties.

Construction and Land Lending.   At December 31, 2016, $2.7 million, or 3.5% of our total loan portfolio, consisted of construction and land loans. We generally make construction loans primarily for the construction of one-to four-family residential homes and loans to purchase residential lots for future construction. At December 31, total construction loans for the development of one-to four-family properties was 51.2% of our total construction and land loans. To a lesser extent, we make loans for the purchase of land for future development purposes and loans to fund construction of commercial properties. At December 31, 2016, our largest construction and land loan was a $417,000 loan secured by vacant land for residential use. This loan was performing in accordance with its original terms at December 31, 2016.
Further details on our construction and land loans at December 31, 2016 are as follows:
	Number of Loans	Loans in Process	Net Principal Balance
		(Dollars in thousands)
One-to four-family	8	$1,627	$1,371
Residential land	15	—	965
Commercial land	3	—	198
Commercial construction	2	—	142
Total construction and land loans	28	$1,627	$2,676

Our construction loans are generally fixed-rate, interest only loans for a term of 6 to 9 months and convert to a permanent mortgage loan at the end of the term. Our land loans are generally balloon loans with initial terms of 3 to 5 years and amortization periods of not more than 20 years. The maximum loan-to-value ratio of our construction and land loans is 80% of the lesser of the appraised value or the purchase price of the property.
Our construction and land lending generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction or land loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Land loans pose additional risk because the property generally does not produce income and may be relatively illiquid.
Commercial Business Lending.   At December 31, 2016, we had $921,000 of commercial business loans, representing 1.2% of our total loan portfolio. These loans are typically fully amortizing fixed-rate loans with terms of 4 to 5 years. We also offer commercial lines of credit that reprice on a yearly basis, although we had no commercial lines of credit outstanding at December 31, 2016. We generally obtain personal guarantees with respect to all commercial business lines of credit.
We generally originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial business loans that we originate have greater credit risk than owner occupied one- to four-family residential real estate loans. In addition, commercial business loans may result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.
At December 31, 2016, the average loan balance of our outstanding commercial business loans was $51,000, and the largest outstanding balance was a $227,000 loan secured by trucks.

Consumer Lending.   To a lesser extent, we offer a variety of consumer loans, including home equity loans and lines of credit. These loans are typically made as an accommodation to an existing customer in our market area. At December 31, 2016, our consumer loan portfolio totaled $901,000, or 1.2% of our total loan portfolio. At this date, $626,000 of our consumer loans were home equity loans and home improvement loans secured by properties upon which we have the first mortgage, and $7,000 of our consumer loans were unsecured (excluding overdraft accounts).
Our consumer loans generally have fixed rates of interest and terms of up to 5 years, depending on the type of collateral and the creditworthiness of the borrower. Our consumer loans may be secured by deposits, automobiles or real estate in the case of home equity loans. Consumer loans are generally made based on an individual’s credit score and income. Automobile loans may generally be made in an amount up to 100% of the purchase price of a new vehicle, based on the borrower’s credit score. In the case of a used vehicle, loans are made up to 100% of the NADA retail value, subject to the borrower having a high enough credit score. Loans of up to $2,000 may be unsecured depending on the creditworthiness of the borrower.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Consumer and other loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are unsecured or secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are primarily dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Loan Originations, Participations, Purchases and Sales.
Most of our loan originations are generated by our loan personnel operating at our main office and other full-service banking office location. All loans we originate are underwritten pursuant to our policies and procedures. Our volume of loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our loan originations can vary from period to period.
Our current business strategy is to retain all loans that we originate, but our plans are to begin selling single family one-to four-family residential loans with maturities greater than 20 years into the secondary market by the third quarter of 2017. Prior to selling a $1.9 million participating interest in a commercial real estate loan in 2015, we had not sold any loans that we originated in recent years. Similarly, until we purchased a loan participation for $338,000 in 2015, we had not purchased any loans or entered into any participations with other banks in recent years. As part of our business strategy, we have begun originating conforming one- to four-family loans with terms of twenty years or more for sale into the secondary market.

The following table shows our loan origination, purchases, sales and repayment activities for the years indicated.
	Years Ended December 31,
	2016	2015
	(In thousands)
Total gross loans at beginning of year	$75,630	$68,153
Loans originated:
Real estate loans:
One- to four-family, owner occupied	3,842	4,028
One- to four-family, non-owner occupied	1,255	75
Commercial and multi-family	4,440	11,830
Construction and land	971	1,669
Commercial business	552	539
Consumer	469	828
Total loans originated	11,529	18,969
Total loans purchased:
Commercial and multi-family real estate	—	338
Loans sold:
Real estate loans:
One- to four-family, owner occupied	—	—
One- to four-family, non-owner occupied	—	—
Commercial and multi-family(1)	—	(1,880)
Construction and land	—	—
Commercial business	—	—
Consumer	—	—
Total loans sold	—	(1,880)
Other:
Principal repayments and other	(11,654)	(9,950)
Net loan activity	(125)	7,477
Total gross loans at end of year	$75,505	$75,630

(1)
Represents a loan participation interest sold.

Loan Approval Procedures and Authority.
Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of our unimpaired capital and surplus. At December 31, 2016, our largest credit exposure totaled $1.7 million, consisting of four loans secured by an office building, a restaurant/bar and an apartment complex, all in our market area.
Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the board of directors. In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial and multi-family real estate loans, we also review projected income, expenses and the viability of the project being financed. Projected income is also reviewed for loans secured by non-owner occupied one- to four-family residential properties. We generally require appraisals of all real property securing loans.

Appraisals are performed by independent licensed appraisers who are approved by our board of directors. We generally require borrowers to obtain title insurance. All real estate secured loans generally require fire and casualty insurance and, if warranted, flood insurance in amounts at least equal to the principal amount of the loan or the maximum amount available. Our loan approval policies and limits are also established by our board of directors. All loans originated by the Bank are subject to our underwriting guidelines.
Our loan officers may approve loans secured by real estate up to $200,000 (with approval of our Chief Loan Officer or our President in the case of a self-employed borrower) secured loans, other than real estate loans, up to $30,000, and unsecured loans up to $5,000. Our President and Chief Financial Officer and our Chief Loan Officer may each approve loans secured by real estate up to $500,000, and secured loans, other than real estate loans, up to $250,000. Our President and our Chief Loan Officer may approve unsecured loans up to $50,000 and $10,000, respectively. Our Loan Committee, consisting of our President and Chief Executive Officer, Executive Vice President — Chief Loan Officer and one outside director, may approve loans secured by real estate up to $1,000,000. Loans over $1,000,000 must be approved by the full board of directors.
Delinquencies, Non-Performing Assets and Classified Assets
Delinquency Procedures.   When a residential mortgage loan or consumer loan becomes more than 15 days delinquent, our core system sends an automatic notice advising the borrower of the delinquency. If the mortgage loan remains delinquent 30 days after the due date, we send a 30-day default letter giving the borrower approximately 10 days to cure the delinquency. This letter also includes credit counseling information. If the loan still remains delinquent following the 30-day letter, an additional letter is sent at approximately 45 days from the due date giving the borrower an additional 10 days to bring the loan current. If the loan is not made current by approximately 60 days from the due date, a demand letter is sent by regular and certified mail giving the borrower 30 days to cure the delinquency or foreclosure proceedings will begin. If the borrower fails to bring the loan current within 90 days from the due date or fails to make arrangements to make the loan current over a longer period of time, the matter is referred to legal counsel and foreclosure or other collection proceedings are instituted.
Commercial business and commercial real estate delinquent borrowers are contacted approximately 10 days after the past due date and in writing thereafter.
When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate held for sale. The real estate is recorded at fair value less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on a new appraisal, which is obtained as soon as practicable, typically after the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans.   The following table sets forth our loan delinquencies by type and amount at the dates indicated.
	At December 31, 2016
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real estate mortgage loans:
One- to four-family, owner occupied	9	$545	1	$39	10	$584
One- to four-family, non-owner occupied	3	55	—	—	3	55
Commercial and multi-family	1	69	—	—	1	69
Construction and land	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—
Consumer loans	1	3	—	—	1	3
Total	14	$672	1	$39	15	$711

	At December 31, 2015
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real estate mortgage loans:
One- to four-family, owner occupied	10	$494	—	$—	10	$494
One- to four-family, non-owner occupied	1	26	—	—	1	26
Commercial and multi-family	—	—	—	—	—	—
Construction and land	1	15	—	—	1	15
Commercial business loans	—	—	—	—	—	—
Consumer loans	1	2	—	1	2	3
Total	13	$537	—	$1	14	$538

Nonaccrual Loans.   We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on non-accrual loans generally is applied against principal or interest and is recognized on the cash basis or cost recovery method. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. There were no changes in our non-accrual policy during the years ended December 31, 2016 or 2015. At December 31, 2016, we had $154,000 of nonaccrual loans. No loans past due 90 days or more were still on nonaccrual status.
Troubled Debt Restructurings.   Loans are classified as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans were one of the following: a reduction of the stated interest rate of the loan for some period of time or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory payment performance under the terms of the restructuring for a reasonable period prior to the return to accrual status. Satisfactory payment performance is generally no less than 12 consecutive months of timely payments and demonstrated ability to continue to repay.
Non-Performing Loans.   Non-performing loans (including troubled debt restructurings) decreased to $241,000, or 0.32% of total gross loans, at December 31, 2016 from $489,000, or 0.64% of total gross loans, at December 31, 2015. The decrease was due to the decrease in trouble debt restructured loans. During 2016, three loans with a balance of  $398,000 at December 31, 2015 were removed as troubled debt restructured loans due to improvements in each borrower’s paying capacity and no concessions were made to any borrower. The terms of these restructured loans were consistent with terms we would establish for any other borrower for the same type of loan.
The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated:
	At December 31,
	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgage loans:
One- to four-family, owner occupied	$39	$—
One- to four-family, non-owner occupied	30	—
Commercial and multi-family	69	—
Construction and land	16	—
Commercial business loans	—	—
Consumer loans	—	—
Total non-accrual loans	154	—
Accruing loans past due 90 days or more:
Consumer loans	—	1
Accruing troubled debt restructured loans:
Real estate mortgage loans:
One- to four-family, owner occupied	87	488
One- to four-family, non-owner occupied	—	—
Commercial and multi-family	—	—
Construction and land	—	—
Commercial business loans	—	—
Consumer loans	—	—
Total accruing troubled debt restructured loans	87	488
Total non-performing loans	241	489
Foreclosed real estate held for sale:
One- to four-family	—	667
Commercial and multi-family	—	—
Construction and land	—	—
Total foreclosed real estate held for sale	—	667
Total non-performing assets	$241	$1,156
Total non-performing loans to total gross loans	0.32%	0.64%
Total non-performing assets to total assets	0.22%	1.17%
All nonperforming loans in the table above were classified as substandard.
Interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $8,000 for the year ended December 31, 2016. Interest of  $6,000 was recognized on these loans and is included in net income for the year ended December 31, 2016. Our troubled debt restructured loan was current according to its restructured terms. Interest recognized on trouble debt restructured loans during the year ended December 31, 2016 totaled $3,600. Interest of  $3,800 would have been recorded on the troubled debt restructured loan under its original terms.
Classified Assets.   Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of an allocated allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. At December 31, 2016, we had $250,000 of loans designated as “special mention.”
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
The following table sets forth our amounts of classified loans, loans designated as special mention and foreclosed real estate held for sale as of December 31, 2016 and 2015. The classified assets total at December 31, 2016 includes $241,000 of nonperforming loans.
	At December 31,
	2016	2015
	(In thousands)
Classified loans:
Substandard	$1,594	$1,876
Doubtful	—	—
Loss	—	—
Total classified loans	$1,594	$1,876
Special mention loans	$250	$636
Real estate owned	$—	$667

The decrease in classified loans was due primarily to the improvement in the paying capacity of the borrowers and, to a lesser extent, transfer of  $24,000 in loans to foreclosed real estate. Substandard loans at December 31, 2016 consisted of  $1.4 million of one- to four-family owner occupied loans, $110,000 of investor loans, $16,000 of construction and land loans, and $69,000 of commercial business loans.
Other Loans of Concern.   There were no other loans at December 31, 2016 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
Real Estate Owned.   Real estate owned consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and is recorded at fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. For the year ended December 31, 2016, we had no real estate owned properties.
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
Substantially all of our loans are secured by collateral. Nonaccrual commercial and multi-family real estate loans, our larger nonaccrual one- to four-family owner occupied loans and investor loans, and troubled debt restructurings are evaluated for impairment and allocated allowances, if needed, are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using an independent appraisal, adjusted for current economic conditions and other factors, and related general or allocated allowances for loan losses are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal if it has not already been obtained. Any shortfall would result in immediately charging off the portion of the loan that was impaired.
Specific Allowances for Identified Problem Loans.   We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Factors in identifying a specific problem loan include:
•
the strength of the customer’s personal or business cash flows;

•
the availability of other sources of repayment;

•
the amount due or past due;

•
the type and value of collateral;

•
the strength of our collateral position;

•
the estimated cost to sell the collateral; and

•
the borrower’s effort to cure the delinquency.

In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.
General Valuation Allowance of the Loan Portfolio.   We establish a general allowance for smaller balance, homogenous loans that are not otherwise specifically impaired to recognize the probable incurred losses within our portfolio, but which, unlike specific allowances, has not been allocated to particular problem loans. In estimating this portion of the allowance, we apply loss factors to each loan portfolio segment. Loans not identified as impaired are aggregated into homogenous pools of loans, or segments, which share similar risk characteristics, primarily based on the type of loan, the purpose of the loan, and the underlying collateral supporting the loan. We estimate our loss factors taking into consideration both quantitative and qualitative aspects that would affect our estimation of probable incurred losses. These aspects include, but are not limited to historical charge-offs; loan delinquencies and foreclosure trends; current economic trends and demographic data within our primary market area such as unemployment rates and population trends; current trends in real estate values within our market area; charge-off trends of other comparable institutions; the results of any internal loan reviews; loan to value ratios; our historically conservative credit risk policy; the strength of our underwriting and ongoing credit monitoring function; and other relevant factors.
We evaluate our loss factors quarterly to ensure their relevance in the current real estate and economic environment, and we review the allowance for loan losses (as a percentage of total loans) maintained by us relative to other thrift institutions within our peer group, taking into consideration the other institutions’ delinquency trends, charge-offs, nonperforming loans, and portfolio composition as a basis for validation for the adequacy of our overall allowance for loan loss.
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

Allowance for Loan Losses.   The following table sets forth activity in our allowance for loan losses for the years indicated.
	Years Ended December 31,
	2016	2015
	(Dollars in thousands)
Allowance at beginning of year	$1,249	$1,079
Provision for loan losses	—	268
Charge offs:
Real estate mortgage loans:
One- to four-family, owner occupied	(68)	(58)
One- to four-family, non-owner occupied	(22)	(59)
Commercial and multi-family	—	—
Construction and land	—	—
Commercial business loans	—	—
Consumer loans	—	—
Total charge-offs	(90)	(117)
Recoveries:
Real estate mortgage loans:
One- to four-family, owner occupied	43	3
One- to four-family, non-owner occupied	12	14
Commercial and multi-family	—	1
Construction and land	—	—
Commercial business loans	—	—
Consumer loans	—	1
Total recoveries	55	19
Net charge-offs	(35)	(98)
Allowance at end of year	$1,214	$1,249
Allowance to non-performing loans at end of year	503.73%	255.42%
Allowance to total gross loans outstanding at end of year	1.61%	1.65%
Net charge-offs to average loans outstanding during year	0.05%	0.14%
The allowance to non-performing loans ratio increased due primarily to a reduction in non-performing loans to $241,000 at December 31, 2016 from $489,000 at December 31, 2015. The allowance to total gross loans outstanding ratio decreased only marginally as a result of lower net charge-offs for the year and a slight decrease in our loss factors used to determine our general valuation allowance as a result of lower historical loss trends over the past two years.

Allocation of Allowance for Loan Losses.   The following table sets forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.
	At December 31,
	2016			2015
	Allowance for Loan Losses	Percent of Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgage loans:
One- to four-family, owner occupied	$657	54.1%	63.5%	$771	61.7%	68.6%
One- to four-family, non-owner occupied	113	9.3	7.0	82	6.6	6.3
Commercial and multi-family	309	25.5	23.6	260	20.8	19.3
Construction and land	42	3.5	3.5	47	3.8	4.0
Commercial business loans	18	1.5	1.2	14	1.1	0.9
Consumer loans	26	2.1	1.2	19	1.5	0.9
Unallocated	49	4.0	0.0	56	4.5	—
Total	$1,214	100%	100%	$1,249	100%	100%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the OCC may require that we increase our allowance based on its judgments of information available to it at the time of its examination. The regulatory agency is not, however, directly involved in the determination of the allowance for loan losses, and any decisions to increase or decrease the allowance for loan losses are the responsibility of the Bank’s management. Any material increase in the allowance for loan losses will adversely affect our financial condition and results of operations.
Investment Activities
General.   Our investment policy is established by the board of directors. The objectives of the policy are to: (i) ensure adequate liquidity for loan demand and deposit fluctuations, and to allow us to alter our liquidity position to meet both day-to-day and long-term changes in assets and liabilities; (ii) maintain a balance of high quality investments to minimize risk; (iii) provide collateral for pledging requirements; and (iv) maximize return on our investments.
Our investment committee consists of our Chairman of the Board of Directors, President and Chief Executive Officer, Executive Vice President — Chief Loan Officer and Chief Financial Officer. The investment committee is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. The board of directors reviews monthly our investment portfolio.
We account for investment securities in accordance with Accounting Standards Codification Topic 320, “Investments — Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. At December 31, 2016 and 2015, all of our securities were designated as available-for-sale.

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities.
Mortgage-Backed Securities.   At December 31, 2016, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $24.6 million and $24.2 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to four- family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one-to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees.
United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.
Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. Also, in September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae. Both Freddie Mac and Fannie Mae remain in conservatorship with the Federal Housing Finance Agency.
All of our mortgage-backed securities are issued by government agencies or government-sponsored entities.
SBAP Pools.   At December 31, 2016, the amortized cost and fair value of our SBAP security was $1.0 million and $976,000, respectively. We own only one of these securities. SBAP Pools are securities consisting of loans issued under the Small Business Administration, which come with an unconditional guarantee by the U.S. government for the timely payment of principal and interest. SBAP Pools or SBAP 504 DCPC Pools are pools of Development Company Participation Certificates backed by the 504 loan program via private corporations authorized by the SBA called Certified Development Companies. SBAP DCPCs are fixed rate, pay semi-annual principal and interest payments. SBAP’s offer more prepayment protection with prepayment penalties on the underlying certificates.
Restricted Equity Securities.   We invest in the common stock of the Federal Home Loan Bank of Chicago. The stock is carried at cost and classified as restricted equity securities. We periodically evaluate the stock for impairment based on ultimate recovery of par value.

Securities Portfolio Composition.   The following table sets forth the composition of our securities portfolio at the dates indicated:
	At December 31,
	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
U.S. Government agency – SBAP security	$1,005	$976	$1,000	$995
U.S. Government agency mortgage-backed securities – residential(1)	24,563	24,186	10,353	10,229
Total	$25,568	$25,162	$11,353	$11,224

(1)
Includes Freddie Mac, Ginnie Mae and Fannie Mae pass-through mortgaged-backed securities.

Securities Portfolio Maturities and Yields.   The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at December 31, 2016. Mortgage-backed and SBAP securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The weighted average life of the mortgage-backed securities in our portfolio at December 31, 2016 was 4.2 years.
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
U.S. Government agency SBAP security	$—	—%	$—	%	$—	—%
U.S. Government agency mortgage-backed securities – residential		—	582	1.26	1,833	1.46
Total	$—	—%	$582	1.26%	$1,833	1.46%

	More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
U.S. Government agency SBAP security	$1,005	2.04%	$1,005	2.04%
U.S. Government agency mortgage-backed securities – residential	22,148	1.44	24,563	1.44
Total	$23,153	1.47%	$25,568	1.46%

Sources of Funds
General.   Deposits have traditionally been our primary source of funds for use in lending and investment activities. We may also use borrowings, primarily FHLB advances, to supplement cash flow needs, as necessary. In addition, we receive funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposits.   Our deposits are generated primarily from residents and businesses within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2016, our core deposits, which are deposits other than certificates of deposit, were $25.9 million, representing 28.8% of total deposits.
The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We have recently increased the rates paid on our money market accounts and our longer term certificates of deposit to bring our rates towards the higher end of the market. We have also started a marketing campaign to advertise these rates.
We have recently expanded the products we offer to our customers, including the addition of online banking, estatements, an ATM network arrangement and debit cards. We are also in the process of adding mobile banking.
The following table sets forth the distribution of total deposits by account type, at the dates indicated:
	At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
NOW and demand deposits(1)	$5,255	5.94%	$4,548	5.68%
Money market deposits	13,025	14.72	8,720	10.90
Regular savings and other deposits	7,217	8.16	7,516	9.39
Certificates of deposit – IRA	18,708	21.15	19,199	23.99
Certificates of deposit – other	44,266	50.03	40,030	50.04
Total	$88,471	100.00%	$80,013	100.00%

(1)
Includes noninterest bearing deposits of  $4.8 million and $4.2 million at December 31, 2016 and 2015, respectively.

As of December 31, 2016, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $28.6 million. The following table sets forth the maturity of these certificates of deposit as of December 31, 2016:
At December 31, 2016
(In thousands)
Maturity Period:
Three months or less	$636
Over three through six months	816
Over six through twelve months	1,262
Over one year through three years	15,799
Over three years	10,088
Total	$28,601

Borrowings.   We may obtain advances from the FHLB by pledging as security our capital stock in the FHLB and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different repricing terms from our deposits, borrowings can change our interest rate risk profile.
At December 31, 2016 and 2015, we had $6.0 million and $9.0 million, respectively, of FHLB advances. At December 31, 2016, based on available collateral and our ownership of FHLB stock, we had access to additional advances of up to $37.3 million. We also have an unused open line of credit with The Independent BankersBank that would allow us to borrow up to $2.5 million.
	Years Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance outstanding at end of year	$6,000	$9,000
Average amount outstanding during the year	6,048	9,205
Highest amount outstanding at any month end during the year	9,000	16,000
Weighted average interest rate at end of year	2.48%	4.47%
Weighted average interest rate during the year	3.70%	4.40%
Subsidiary Activities
Best Hometown Bancorp, Inc. has no subsidiaries other than Best Hometown Bank, and Best Hometown Bank has no subsidiaries.
Expense and Tax Allocation Agreements
Best Hometown Bank will enter into an agreement with Best Hometown Bancorp to provide it with certain administrative support services, whereby Best Hometown Bank will be compensated at not less than the fair market value of the services provided. In addition, Best Hometown Bank and Best Hometown Bancorp will enter into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.
Employees
As of December 31, 2016 we had 22 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

FEDERAL AND STATE TAXATION
Federal Taxation
General.   Best Hometown Bancorp and Best Hometown Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Best Hometown Bancorp and Best Hometown Bank.
Method of Accounting.   For federal income tax purposes, Best Hometown Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its federal income tax returns.
Minimum Tax.   The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2016, Best Hometown Bank had no alternative minimum tax credit carryforwards.
Net Operating Loss Carryovers.   Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, Best Hometown Bank had $4.3 million of federal net operating loss carryforwards and $5.7 million of Illinois state net operating loss carryforwards available for future use.
Capital Loss Carryovers.   Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any remaining loss not deducted after the five-year carryover period is not deductible. At December 31, 2016, Best Hometown Bank had no capital loss carryover.
Corporate Dividends.   We may generally exclude from our income 100% of dividends received from Best Hometown Bank as a member of the same affiliated group of corporations.
Audit of Tax Returns.   Best Hometown Bank’s federal income tax returns have not been audited in the most recent five-year period.
State Taxation
Best Hometown Bancorp and Best Hometown Bank will be required to file an annual combined Illinois income tax return and pay tax at a stated tax rate of 7.75%. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. For the year ended December 31, 2016, Best Hometown Bank paid no Illinois income taxes. Best Hometown Bank is not currently under audit with respect to Illinois income tax returns and its Illinois income tax returns have not been audited for the past five years. As a Maryland business corporation, Best Hometown Bancorp will be required to file annual franchise tax return with the State of Maryland.

SUPERVISION AND REGULATION
General
As a federal savings and loan association, Best Hometown Bank is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Best Hometown Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Best Hometown Bank also is regulated to a lesser extent by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. Best Hometown Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau. Best Hometown Bank also is a member of and owns stock in the FHLB, which is one of the eleven regional banks in the Federal Home Loan Bank System. The OCC examines Best Hometown Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Best Hometown Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts, the form and content of Best Hometown Bank’s loan documents and certain consumer protection matters.
As a savings and loan holding company, Best Hometown Bancorp will be subject to examination and supervision by, and be required to file certain reports with, the Federal Reserve Board. Best Hometown Bancorp will also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Set forth below are certain material regulatory requirements that are applicable to Best Hometown Bank and Best Hometown Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Best Hometown Bank and Best Hometown Bancorp. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Best Hometown Bancorp, Best Hometown Bank and their operations.
Federal Banking Regulation
Business Activities.   A federal savings and loan association derives its lending and investment powers from the Home Owners’ Loan Act (“HOLA”), as amended, and applicable federal regulations. Under these laws and regulations, Best Hometown Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts, effective July 21, 2011. Best Hometown Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for Best Hometown Bank, including real estate investment and securities and insurance brokerage.
Capital Requirements.   Federal regulations require federal savings and loan associations to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio.
In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
At December 31, 2016, Best Hometown Bank’s capital exceeded all applicable requirements. See “Historical and Pro Forma Regulatory Capital Compliance.”
Loans-to-One Borrower.   Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2016, Best Hometown Bank was in compliance with the loans-to-one borrower limitations.
Qualified Thrift Lender Test.   As a federal savings and loan association, Best Hometown Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Best Hometown Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings and loan association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings and loan association’s business. A federal savings and loan association that fails the qualified thrift lender test must operate under specified restrictions set forth in the HOLA. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law.
Alternatively, Best Hometown Bank may satisfy the QTL test by qualifying as a “domestic building and loan association,” or “DBLA” as defined in the Internal Revenue Code of 1986, as amended.
At December 31, 2016, Best Hometown Bank maintained 93.8% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. Best Hometown Bank has satisfied the QTL test in each of the last 12 months.
Capital Distributions.   Federal regulations govern capital distributions by a federal savings and loan association, which include cash dividends, stock repurchases and other transactions charged to the savings and loan association’s capital account. A federal savings and loan association must file an application for approval of a capital distribution if:
•
the total capital distributions for the applicable calendar year exceed the sum of the savings and loan association’s net income for that year to date plus the savings and loan association’s retained net income for the preceding two years;

•
the savings and loan association would not be at least adequately capitalized following the distribution;

•
the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•
the savings and loan association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every federal savings and loan association that is a subsidiary of a savings and loan holding company, such as Best Hometown Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.
A notice or application related to a capital distribution may be disapproved if:
•
the federal savings and loan association would be undercapitalized following the distribution;

•
the proposed capital distribution raises safety and soundness concerns; or

•
the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings and loan association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, Best Hometown Bank’s ability to pay dividends will be limited if Best Hometown Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Best Hometown Bancorp to pay dividends to its stockholders. See “— Capital Requirements” above.
Community Reinvestment Act and Fair Lending Laws.   All federal savings and loan associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings and loan association, the OCC is required to assess the federal savings and loan association’s record of compliance with the Community Reinvestment Act. A savings and loan association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.
The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Best Hometown Bank received an “outstanding” Community Reinvestment Act rating in its most recent federal examination.
Transactions with Related Parties.   A federal savings and loan association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Best Hometown Bank. Best Hometown Bancorp will be an affiliate of Best Hometown Bank because of its control of Best Hometown Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings and loan association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings and loan associations to maintain detailed records of all transactions with affiliates.
Best Hometown Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Best Hometown Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Best Hometown Bank’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.
Enforcement.   The OCC has primary enforcement responsibility over federal savings and loan associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings and loan association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings and loan association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.
Standards for Safety and Soundness.   Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.
Prompt Corrective Action Regulations.   Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to insured institutions that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
OCC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the OCC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.
At December 31, 2016, Best Hometown Bank met the criteria for being considered “well capitalized.”
Insurance of Deposit Accounts.   The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Best Hometown Bank. Deposit accounts in Best Hometown Bank are insured by the FDIC generally up to a maximum of  $250,000 per separately insured depositor and up to a maximum of  $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.
Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates.
In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The final rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized FICO assessment was equal to 60 basis points of total assets less tangible capital.
The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Best Hometown Bank. Management cannot predict what assessment rates will be in the future.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.
Prohibitions Against Tying Arrangements.   Federal savings and loan associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.   Best Hometown Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB, Best Hometown Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2016, Best Hometown Bank was in compliance with this requirement.
Other Regulations
Interest and other charges collected or contracted for by Best Hometown Bank are subject to state usury laws and federal laws concerning interest rates. Best Hometown Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:
•
Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•
Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•
Truth in Savings Act; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Best Hometown Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.
The operations of Best Hometown Bank also are subject to the:
•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
The USA PATRIOT Act, which requires savings and loan associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation
General.   Best Hometown Bancorp is a savings and loan holding company within the meaning of Home Owners’ Loan Act. As such, Best Hometown Bancorp will be registered with the Federal Reserve Board and be subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over Best Hometown Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.
Permissible Activities.   Under present law, the business activities of Best Hometown Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations.
Federal law prohibits a savings and loan holding company, including Best Hometown Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:
•
the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•
the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
Capital.   Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in December 2014 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend the applicability to bank and savings and loan holding companies of up to $1 billion in assets. Regulations implementing this amendment were effective May 15, 2015. Consequently, savings and loan holding companies of under $1 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases. See “— Federal Banking Regulation — Capital Rule.”
Source of Strength.   The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of managerial and financial strength to their subsidiary savings and loan associations by providing capital, liquidity and other support in times of financial stress.
Dividends.   The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings and loan association becomes undercapitalized. The policy statement also states that a savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Best Hometown Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.
Acquisition.   Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.
Federal Securities Laws
Best Hometown Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Best Hometown Bancorp will be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
Emerging Growth Company Status
The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Best Hometown Bancorp qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Best Hometown Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Best Hometown Bancorp has elected to comply with new or amended accounting pronouncements in the same manner as a private company.
A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of  $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.
ITEM 1A.
Risk Factors

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.
ITEM 1B.
Unresolved Staff Comments

None.

ITEM 2.
Properties

At December 31, 2016, the net book value of our properties was $2.9 million. The following table sets forth information regarding our offices. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.
Location	Leased or Owned	Year Opened
Main Office: 100 East Clay Street Collinsville, IL 62234	Owned	1989
Other Office: 2110 North Center Street Maryville, IL 62062	Owned	2007
ITEM 3.
Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Periodically, there have been claims involving Best Hometown Bank, such as claims to enforce liens, condemnation proceedings on properties in which we hold a security interest, claims involving the making and servicing of real property loans and other issues incidental to our business.
At December 31, 2016, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 4.
Mine Safety Disclosures

Not applicable.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market.   Our common stock is quoted on OTC Pink Marketplace (“OTCPK”) operated by OTC Markets Group. The approximate number of holders of record of our common stock as of March 24, 2017 was 176. Certain shares of our common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table sets forth, for the periods indicated, the high and low prices per share for the common stock as quoted on the OTC Pink Marketplace since our initial stock offering on June 29, 2016. The stated high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. No dividends were declared during the periods.
	High	Low
Quarter ended June 30, 2016	$11.25	$11.00
Quarter ended September 30, 2016	$11.00	$10.80
Quarter ended December 31, 2016	$11.35	$11.00
Dividends.   We are generally permitted to pay dividends on our common stock if, after giving effect to the distribution, we would be able to pay our indebtedness as the indebtedness comes due in the usual course of business and our total assets exceed the sum of our liabilities and the amount needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any holders of capital stock who have a preference in the event of dissolution. However, even if our assets are less than the amount necessary to satisfy the requirement set forth above, we may pay dividends from: our net earnings for the fiscal year in which the distribution is made; our net earnings for the preceding fiscal year; or the sum of our net earnings for the preceding eight fiscal quarters. The holders of our common stock are entitled to receive and share equally in dividends as may be declared by our board of directors out of funds legally available therefore. If we issue shares of preferred stock, the holders thereof may have a priority over the holders of our common stock with respect to dividends. The dividend rate and the continued payment of dividends will depend upon our board of directors’ consideration of a number of factors, including investment opportunities available to us, capital requirements, our financial condition and results of operations, and statutory and regulatory limitations, tax considerations and general economic conditions. There can be no assurance that our quarterly cash dividend will not be reduced or eliminated in future periods.
Dividend payments by Best Hometown Bancorp, Inc.. are dependent primarily on dividends it receives from Best Hometown Bank, because Best Hometown Bancorp, Inc.. has no source of income other than dividends from Best Hometown Bank, earnings from the investments by Best Hometown Bancorp, Inc.. and interest payments with respect to its loan to the Employee Stock Ownership Plan. Best Hometown Bank is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. In addition, if a banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements, it will be prohibited from making capital distributions. The capital conservation buffer requirement began being phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% on January 1, 2019. For information concerning additional federal laws and regulations regarding the ability of Best Hometown Bank to make capital distributions, including the payment of dividends to Best Hometown Bancorp, Inc., see “Supervision and Regulation — Federal Banking Regulation” and “— Holding Company Regulation.”
Equity Compensation Plans.   At December 31, 2016, there were no compensation plans under which equity securities of Best Hometown Bancorp, Inc., were authorized for issuance other than the Employee Stock Ownership Plan.
Issuer Repurchases.   There were no repurchases of the Company’s stock from the date of conversion to December 31, 2016.

Sales of Unregistered Securities.   During the year ended December 31, 2016, we did not offer or sell any unregistered securities.
ITEM 6.
Selected Financial Data

	At December 31,
	2016	2015
	(In thousands)
Financial Condition Data:
Total assets	$109,390	$98,656
Cash and cash equivalents	5,459	9,100
Restricted equity securities	837	837
Available-for-sale securities	25,162	11,224
Loans, net	74,248	74,302
Premises and equipment, net	3,141	1,881
Real estate owned, net	—	667
Deposits	88,471	80,013
Federal Home Loan Bank (“FHLB”) advances	6,000	9,000
Accrued expenses and other liabilities	2,120	2,781
Total equity	12,763	6,862
Operating Data:
Interest and dividend income	$3,540	$3,362
Interest expense	1,256	1,179
Net interest income	2,284	2,183
Provision for loan losses	—	268
Net interest income after provision for loan losses	2,284	1,915
Noninterest income	171	265
Noninterest expense	2,914	2,882
Loss before income tax expense	(459)	(702)
Income tax expense	—	—
Net loss	$(459)	$(702)

	At or For the Years Ended December 31,
	2016	2015
Selected Financial Ratios and Other Data(1):
Performance Ratios:
Return on average assets	(0.44)%	(0.74)%
Return on average equity	(5.17)%	(9.41)%
Interest rate spread(2)	2.15%	2.32%
Net interest margin(3)	2.32%	2.46%
Efficiency ratio(4)	118.70%	117.73%
Non-interest expense to average total assets	2.80%	3.05%
Average interest-earning assets to average interest-bearing liabilities	1.13x	1.11x
Average equity to average total assets	8.53%	7.89%
Asset Quality Ratios:
Non-performing assets to total assets	0.22%	1.17%
Non-performing loans to total gross loans	0.32%	0.64%
Allowance for loan losses to non-performing loans	503.73%	255.42%
Allowance for loan losses to total gross loans(5)	1.61%	1.64%
Net charge-offs to average loans outstanding	0.05%	0.14%
Capital Ratios:
Total capital (to risk-weighted assets)	23.97%	17.88%
Tier 1 capital (to risk-weighted assets)	22.71%	16.62%
Common equity tier 1 capital (to risk-weighted assets)	22.71%	16.62%
Tier 1 capital (to average assets)	11.53%	8.96%
Other Data:
Number of full-service offices	2	2
Full-time equivalent employees	22	22

(1)
All ratios expressed as percentages.

(2)
Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(3)
The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(4)
The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(5)
Gross loans represent loans before deferred loan fees and the allowance for loan loss.

ITEM 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Best Hometown Bank, formerly Home Federal Savings and Loan Association of Collinsville, is a federal stock savings and loan association that was organized in 1887. We conduct our operations from our main office in Collinsville, Illinois and our full-service branch office in Maryville, Illinois. Our primary deposit market includes the areas surrounding our banking offices in Collinsville and Maryville, Illinois. Our primary lending market is Madison and St. Clair Counties, Illinois and, to a lesser extent, St. Louis County, Missouri.
Our business consists primarily of taking retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, typically FHLB borrowings, in loans. Our primary lending activity includes one- to four-family residential real estate loans, including non-owner occupied one- to four-family real estate loans, commercial and multi-family real estate loans and construction and land loans. To a lesser extent, we also make commercial business loans and consumer loans, including home equity loans and lines of credit. We also invest in securities, which at December 31, 2016, consisted of securities issued by U.S. government-sponsored enterprises and U.S. government agencies. At December 31, 2016, we had total assets of $109.4 million, total deposits of $88.5 million and total equity of $12.8 million.
In 2015, under BHB Investment Services, we began offering brokerage services to our customers through a networking arrangement with a registered broker-dealer.
Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. Additional discussions of these policies are discussed in Note 1 “Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements contained in Item 8. We consider the following to be our critical accounting policies:
Allowance for Loan Losses.   Our allowance for loan losses is the estimated amount considered necessary to reflect probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income. In determining the allowance for loan losses, management makes significant estimates and judgments, which to some extent involve assumptions about borrowers’ abilities to continue to make future principal and interest payments. These estimates and judgments involve a high degree of judgment and subjectivity and are based on facts and circumstances that existed at the date in which the allowance is determined. Changes in the macro and micro economic environment can have a significant impact on these estimates and judgments in the future that could result in changes to the allowance for loan losses.
Integral to our allowance methodology is the use of a loan grading system whereby all loans are assigned a grade based on the risk profile of each loan. Loan grades are initially assigned at origination and are routinely evaluated to determine if grades need to be changed. Through our internal credit review function, ongoing credit monitoring, and continuous review of past due trends, loan grades are adjusted by management either to respond to improvements in or deterioration of credit. Loan grades are determined based on an evaluation of relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.
The allowance methodology consists of two parts: an evaluation of loss for specific loans and an evaluation of loss for homogenous pools of loans, commonly referred to as the specific and general valuation allowance. Certain loans exhibiting signs of potential credit weakness are evaluated individually for impairment. A loan is considered to be impaired if it is probable that we will not receive substantially all contractual principal and interest payments. The amount of impairment, or specific valuation allowance, is measured by a comparison of the present value of expected future cash flows less selling expenses to the loan’s carrying value, or in the case of collateral dependent loans a comparison to the fair value of the collateral less selling costs. To the extent the carrying value of the loan exceeds the present value of a loan’s expected cash flows less selling expenses, a specific allowance is recorded. If the carrying value is less than the present value of the impaired loan’s expected future cash flows, no specific allowance is recorded however the loan is not included in the determination of the general valuation allowance.
As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
The general valuation allowance is determined for loans not determined to be impaired. We segregate our loan portfolio into portfolio segments. These portfolio segments share common characteristics such as the type of loan, its purpose, its underlying collateral, and other risk characteristics. Once segregated, these loans are further segregated by loan grade. To calculate the allowance by grade, we apply internally developed loss factors comprised of both quantitative and qualitative considerations.
We estimate our loss factors by taking into consideration both quantitative and qualitative aspects that would affect our estimation of probable incurred losses. These aspects include, but are not limited to historical charge-offs; loan delinquencies and foreclosure trends; current economic trends and demographic data within our market area, such as unemployment rates and population trends; current trends in real estate values; charge-off trends of other comparable institutions; the results of any internal loan reviews; loan-to-value ratios; our historically conservative credit risk policy; the strength of our underwriting and ongoing credit monitoring function; and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.
See Note 1 “Summary of Significant Accounting Policies” and Note 4 “Loans” to the accompanying Consolidated Financial Statements contained in Item 8 for additional discussion on the allowance for loan losses.
Real Estate Owned.   Real estate acquired through loan foreclosure is carried at the lower of carrying amount or fair value less estimated costs to sell. Any initial losses at the time of foreclosure are charged against the allowance for loan losses. Valuation of these assets are periodically reviewed by management with the carrying value of such assets adjusted through noninterest expense to the then estimated fair value, net of estimated selling costs, if lower, until disposition. Fair values of real estate owned are generally based on third party appraisals or other valuations of the property.
Fair Value Measurements.   The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Bank estimates the fair value of a financial instrument and any related asset impairment using several valuation methods. Where financial instruments are actively traded, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Bank estimates fair value. These estimates are subjective in nature and imprecision can impact the resulting fair value. For further information related to the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank, see Note 12 of Notes to Financial Statements, “Fair Value Measurements and Fair Value of Financial Instruments.”
Defined Benefit Pension and Postretirement Medical Plans.   Our defined benefit pension and postretirement medical plan net obligations are measured using several assumptions such as the discount rate, expected rate of return on plan assets, mortality rates and healthcare cost trend rate. We evaluate these assumptions with our actuarial consultants and select assumptions that we believe reflect the economics underlying our pension and post-retirement net obligations. Any changes in the assumptions could have a material impact on our reported results of operations. For further information on the actuarial assumptions used to measure our defined benefit pension and postretirement medical plan net obligations, see Note 9 of Notes to Financial Statements, “Pension and Other Postretirement Benefits.”
Deferred Income Taxes.   We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.
A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carryback and carryforward periods, including consideration of available tax planning strategies. Tax related loss contingencies, including assessments arising from tax examinations and tax strategies, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In considering the likelihood of loss, management considers the nature of the contingency, the progress of any examination or related protest or appeal, the views of legal counsel and other advisors, experience of the Company or other enterprises in similar matters, if any, and management’s intended response to any assessment.
Business Strategy
Our business strategy is to operate a profitable, well-managed community bank. We are seeking to achieve profitability by continuing to grow our earnings base, by diversifying our loan portfolio, and by increasing noninterest income.
•
Continue to Focus on Increasing Short-term Commercial and Multi-family Real Estate Lending.   We have and will continue to emphasize lending in commercial real estate and multi-family real estate properties. Our goal is to maximize our loan portfolio yield and limit our exposure to interest rate risk by shifting our lending efforts away from owner occupied one-to four-family residential real estate loans with 30 year terms. Our shift in focus is evidenced by the $3.2 million, or 21.8%, increase in commercial and multi-family real estate loans to $17.8 million at December 31, 2016 from $14.6 million at December 31, 2015 and the $4.0 million, or 7.5%, decrease in owner occupied one-to four-family loans to $48.0 million at December 31, 2016 from $51.9 million at December 31, 2015.

•
Maintain a Modest Portfolio of Commercial Business Loans.   Consistent with our strategy to increase our loan portfolio yield and earnings, we are continuing to maintain a modest portfolio of commercial business loans. These loans have higher yields but also involve more credit risk as repayment of commercial business loans is primarily contingent upon the success of the business. Commercial business loans at December were $921,000 compared to $713,000 at December 31, 2015.

•
Increase Noninterest Income.   To continue our focus on being a community lender and reduce our exposure to changes in interest rates inherent in residential one-to four-family real estate loans, we are presently working with the Federal Home Loan Bank of Chicago and its Mortgage Partnership Finance® (MPF®) Program to begin selling residential one-to four-family loans with terms of 20 years of more that we originate. Additionally, we are continuing offering brokerage services to our customers through a networking arrangement with a registered broker-dealer.

•
Manage Interest Rate Risk While Maintaining or Enhancing, to the Extent Practicable, our Net Interest Margin.   Subject to market conditions, we have sought to enhance net interest income by focusing our lending efforts more heavily toward commercial and multi-family real estate lending.

At the same time, we are attempting to lessen our exposure to interest rate risk by shifting our focus away from retention of longer-term residential one-to four-family loans in our portfolio and securing longer-term deposits through our certificates of deposit.
•
Rely on Community Orientation and High Quality Service to Maintain and Build a Loyal Local Customer Base and Maintain our Status as an Independent Community-Based Institution.   We were organized in 1887 and have been operating continuously in Madison County since that time. By using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services, we have been able to attract a solid base of local retail customers on which to continue to build our banking business. We have historically focused on promoting relationships within our community rather than specific banking products, and we expect to continue to build our customer base by relying on customer referrals and referrals from local builders and realtors.

•
Adhere to Conservative Underwriting Guidelines to Maintain Strong Asset Quality.   We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our nonperforming assets totaled $241,000, or 0.32% of total assets at December 31, 2016. Our total nonperforming loans to total gross loans ratio was 0.32% at December 31, 2016. Total loan delinquencies, 30 days or more past due, as of December 31, 2016, were $711,000, or 0.94% of total gross loans.

Comparison of Financial Condition at December 31, 2016 and 2015
Our total assets increased by $10.7 million, or 10.9%, to $109.4 million at December 31, 2016 from $98.6 million at December 31, 2015. Increased funds from increases in deposits, capital from our conversion and public offering, together with increased deposits were used to increase our commercial loans. Our continued focus on commercial loans resulted in an increase in our commercial and multi-family loan segment of  $3.2 million, or 21.8% at December 31, 2016 to $17.8 million from $14.6 million at December 31, 2015, our one-to four-family loan segment decreased by $4.0 million, or 7.5%, to $48.0 million from $51.9 million for the same periods. The decrease reflects our efforts to shift our focus toward commercial lending as opposed to residential mortgage lending. Excess cash that we have not yet been able to use to secure loans was invested into high-quality investment securities, predominantly mortgage-backed securities issued by government sponsored enterprises. Available-for sale securities increased $11.2 million to $25.2 million at December 31, 2016.
Our total deposits increased to $88.5 million at December 31, 2016 from $80.0 million at December 31, 2015. The majority of the $8.5 million increase in our deposits was in interest-bearing deposits, which increased $7.9 million, or 10.4%, to $83.7 million at December 31, 2016 from $75.8 million at December 31, 2015. Of the interest bearing deposits the largest increases were in our money market deposits and certificates of deposit.
FHLB advances decreased to $6.0 million at December 31, 2016 from $9.0 million at December 31, 2015. In January 2016, we repaid a matured $3.0 million advance with a cost of 3.90%, using funds from cash and cash equivalents. During July 2016, we refinanced a maturing $5.0 million advance, with an interest rate of 4.62% with $5.0 million of FHLB advances with an average rate of approximately 1.99%. We had excess borrowing capacity beyond our outstanding advances and $3.2 million letter of credit to secure public deposits with the FHLB of  $37.3 million.
Our total stockholders’ equity increased $5.9 million to $12.8 million at December 31, 2016 from $6.9 million at December 31, 2015. The increase was primarily due to $6.2 million of net proceeds from our conversion and offering. We also had a decrease in the unrealized loss of our benefit pension and postretirement medical plans of  $361,000, a net loss for the year ended December 31, 2016 of  $459,000, and an increase in the unrealized losses on available-for-sale securities of  $184,000.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015
General.   Our net loss declined by $243,000, or 34.6%, to $459,000 for the year ended December 31, 2016 from a net loss of  $702,000 for the year ended December 31, 2015. The decrease in our net loss was primarily attributed to the increase in total interest income of  $178,000, or 5.0%, to $3.5 million for the year ended December 31, 2016 and the decrease in our provision for loan losses of  $268,000 to no provision for the year ended December 31, 2016. These positive changes were offset partially by a decrease in our noninterest income from $265,000 for the year ended December 31, 2015 to $171,000 for the year ended December 31, 2016 and an increase in our noninterest expenses to $2.9 million from $2.8 million for the same periods.
Interest Income.   Interest income increased to $3.5 million for the year ended December 31, 2016 from $3.4 million for the year ended December 31, 2015. The increase was the result of an increase in the average balance of interest-earning assets offset partially by a decrease in the yield on interest-earning assets. The average balance of interest-earning assets increased to $98.5 million for the year ended December 31, 2016 from $88.8 million for the year ended December 31, 2015. The average yield on interest-earning assets decreased to 3.59% for the year ended December 31, 2016 from 3.79% for the year ended December 31, 2015.
Interest income on loans increased $93,000, or 3.0%, to $3.2 million for the year ended December 31, 2016. The increase reflected an increase in the average balance of loans to $74.3 million for the year ended December 31, 2016 from $69.3 million for the year ended December 31, 2015. The increase in the average balance of loans was offset partially by the decrease in the yield on loans to 4.38% for the year ended December 31, 2016 from 4.57% for the year ended December 31, 2015. The decrease in the yield on loans was primarily attributed to the competitive rate environment for commercial and multi-family lending in our market area and a decrease in yields on these loans. We also decreased the average balance of higher rate one-to four-family owner occupied loans as we shifted our focus away from this segment of our portfolio during 2016.
Interest income on investment securities increased $67,000, or 37.0%, to $250,000 for the year ended December 31, 2016 from $183,000 for the year ended December 31, 2015, reflecting an increase of $5.8 million, or 46.0%, in the average balances of securities to $18.3 million from $12.6 million for the years ended December 31, 2016 and 2015, net of the decrease in the yield on investment securities to 1.36% from 1.46% for the same periods ended. The decrease in the yield on our investment securities was primarily the result of the low interest rate environment and our emphasis on investing in high-quality, but lower-yielding government agency mortgage-backed securities.
Interest Expense.   Interest expense increased $77,000, or 6.5%, to $1.2 million for the year ended December 31, 2016. Interest expense on deposits increased by $258,000, or 33.3%, to $1.0 million for the year ended December 31, 2016 from $774,000 for the year ended December 31, 2015. The increase was caused by an increase in the average rate paid on deposits and an increase in the average balance of deposits. The average rate of our total interest-bearing deposits increased 18 basis points in fiscal year 2016 to 1.27% from 1.09% for fiscal year 2015. This 18 basis point increase is reflective of our marketing strategy to attract new depositors within our market area and retain existing customers post conversion, and to lock in longer-term deposits to mitigate our sensitivity to changes in interest rates. The average balance of interest-bearing deposits for the year ended December 31, 2016 increased to $81.0 million from $70.8 million for 2015. The increase in interest expense from deposits was offset, partially, by a decrease in interest expense from FHLB advances, which is related to the maturity of  $3.0 million of our advances during the first quarter of 2016 and refinancing existing advances with lower rates. Interest expense on FHLB advances decreased $181,000, or 44.7% to $224,000 for the year ended December 31, 2016 from $405,000 for the year ended December 31, 2015.
Interest expense on NOW and demand deposits and regular savings and other deposits remained relatively the same of  $7,000 for the year ended December 31, 2016 as compared to $6,000 for the year ended December 31, 2015.

Interest expense on money market deposits increased by $27,000 as the average cost of these deposits increased by 23 basis points from 0.12% for the year ended December 31, 2015 to 0.35% for the year ended December 31, 2016, and the average balance of money market deposits increased from $7.5 million to $10.4 million for the same periods. These increases resulted from a successful money market promotion during the year ended December 31, 2016.
Interest expense on certificates of deposit increased $230,000, or 30.3%, to $989,000 for the year ended December 31, 2016 from $759,000 for the year ended December 31, 2015. The increase in interest expense on certificates of deposits reflected both an increase in the average balance of these deposits and an increase in their average rate. The average rate on certificates of deposits increased 21 basis points to 1.58% for the year ended December 31, 2016 from 1.37% for the year ended December 31, 2015. The average balance of certificates of deposits increased to $62.4 million for the year ended December 31, 2016 from $55.3 million for the year ended December 31, 2015.
Net Interest Income.   Net interest income increased by $101,000, or 3.9%, to $2.3 million for the year ended December 31, 2016 compared to $2.2 million for the year ended December 31,2015. Net interest margin for the year ended December 31, 2016 was 2.32% for the year ended December 31, 2016 as compared to 2.46% for the year ended December 31, 2015. The decrease in net interest margin reflects the decline in our net interest spread of 17 basis points, resulting from a decrease in the yield in interest earning assets, only moderately offset by a decrease in the average rate on our total funding sources of 3 basis points to 1.44% for the year ended December 31, 2016 from 1.47% for the year ended December 31, 2015.
Provision for Loan Losses.   We recorded no provision for loan loss for the year ended December 31, 2016 as compared to $268,000 for the year ended December 31, 2015. Even though we have seen a nominal increase in nonaccrual loans, our level of impaired loans has declined from $2.0 million at December 31, 2015 to $895,000 at December 31, 2016, and our total nonperforming loans have decreased due to a decrease in troubled debt restructured loans from four loans in the amount of  $488,000 to one loan for $87,000. Additionally, net charge offs declined to $35,000 for the year ended December 31, 2016 from $98,000 for the year ended December 31, 2015.
Our total allowance for loan losses was 1.61% of total gross loans at December 31, 2016 as compared to 1.65% at December 31, 2015. We had an allowance for specifically identified impaired loans of  $9,000 at December 31, 2016 and no such allowance at December 31, 2015. We generally charge off identified impairments on impaired loans to the allowance for loan losses to a net realizable value. The remaining portion of our allowance consists of the general valuation allowance of  $1.2 million. We do maintain an unallocated portion in our general allowance that we believe represents those probable incurred losses within our loan portfolio not specifically identified with any particular portfolio segment. We believe that with our increased emphasis on commercial lending as opposed to mortgage lending there are inherent credit risks that we have not yet quantified through historical experience. The unallocated portion of our allowance at December 31, 2016 was $49,000 as compared to $56,000 at December 31, 2015.
We used the same methodology in assessing the allowances for both 2016 and 2015. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended December 31, 2016 and 2015.
Noninterest Income.   For the year ended December 31, 2016, noninterest income decreased by $94,000, or 35.5% to $171,000 from $265,000 for the year ended December 31, 2015. The significant reason for the decrease is related to the difference in the gain on sale of real estate owned. The gain resulting from the sales of real estate owned during 2015 was $120,000 compared to $10,000 in 2016. The decrease resulted from fewer foreclosed properties remaining in 2016 that were sold as compared to 2015 and the differences between actual sales prices of real estate owned and their underlying carrying value.
Noninterest Expense.   Noninterest expense increased $32,000, or 1.1%, to $2.9 million for the year ended December 31, 2016 from December 31, 2015. The increase is reflective of increases in professional and supervisory fees and occupancy and equipment expenses. Professional and supervisory fees increased by $67,000, or 21.0%, to $386,000 for the year ended December 31, 2016 from $319,000 for the year ended December 31, 2015. The increase in professional and supervisory fees is related to the increased costs associated with our conversion to a public company. Occupancy and equipment expenses increased primarily due to additional depreciation expense recorded, resulting from $1.4 million in additions to premises and equipment. Approximately $1.2 million was used for the renovation of our main branch in Collinsville, IL. These increases were offset partially by decreases in salaries and employee benefits, FDIC insurance premiums, and real estate owned related expenses. The decrease in salaries and employee benefits reflects several higher salaried employees that were employed by the Company during the year ended December 31, 2015 that were no longer employed during the same period in 2016. Salaries and employee benefits decreased by $31,000, or 2.1%, to $1.4 million for the year ended December 31, 2016. FDIC deposit insurance decreased by $25,000, or 31.6%, to $54,000 for the year ended December 31, 2016 from $79,000 for the year ended December 31, 2015. FDIC premium expense decreased during 2016 as a result of a lower assessment rate due to our improved risk category and an adjustment to premium factors for all banking institutions. Real estate owned expenses decreased by $24,000, or 31.6%, due to the successful sale of all of the remaining properties on hand in 2016, eliminating costs to maintain these properties.
Income Tax Expense.   There was no provision for income taxes for the years ended December 31, 2016 and 2015. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available-for-sale securities. The valuation allowance was based upon our cumulative operating losses in recent years.
Analysis of Net Interest Income
Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.
	Year to Date
	December 31, 2016			December 31, 2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$74,324	$3,255	4.38%	$69,265	$3,162	4.57%
Investment securities	18,352	250	1.36	12,573	183	1.46
Interest-bearing deposits	5,811	35	0.60	6,983	17	0.24
Total interest-earning assets	98,487	3,540	3.59	88,821	3,362	3.79
Noninterest-earning assets	5,638			5,767
Total assets	$104,125			$94,588
Liabilities and equity:
Interest-bearing liabilities:
Checking accounts	$359	$2	0.56%	$76	$1	1.32%
Savings accounts	7,818	5	0.06	7,985	5	0.06
Money market accounts	10,427	36	0.35	7,507	9	0.12
Certificates of deposit	62,437	989	1.58	55,274	759	1.37
Total interest-bearing deposits	81,041	1,032	1.27	70,842	774	1.09
FHLB advances	6,048	224	3.70	9,205	405	4.40
Total interest-bearing liabilities	87,089	1,256	1.44	80,047	1,179	1.47
Noninterest bearing deposits	5,034			4,356
Other noninterest-bearing liabilities	3,125			2,726
Total liabilities	95,248			87,129
Equity	8,877			7,459
Total liabilities and equity	$104,125			$94,588
Net interest income		$2,284			$2,183
Interest rate spread			2.15%			2.32%
Net interest margin			2.32%			2.46%
Average interest-earning assets to average interest-bearing liabilities	1.13x			1.11x

Rate/Volume Analysis
The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.
	Year Ended December 31, 2016 Compared to 2015
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$179	$(86)	$93
Investment securities	83	(16)	67
Other interest-earning assets	(1)	19	18
Total	261	(83)	178
Interest expense:
Deposits	120	138	258
FHLB advances	(139)	(42)	(181)
Total	(19)	96	77
Increase in net interest income	$280	$(179)	$101

Management of Market Risk
General.   Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset-Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.
Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:
•
paying off our higher cost FHLB — Chicago advances as they become due and replacing them, subject to market conditions, with lower cost FHLB — Chicago advances and core deposits;

•
originating commercial and multifamily real estate loans, which tend to have shorter terms and higher interest rates than owner occupied one-to four-family residential real estate loans;

•
increasing the term of customers’ certificates of deposit and increasing core deposits;

•
increasing noninterest income as a percentage of total income to decrease our reliance on interest rate spread; and

•
continuing to invest in short-to-medium term investment securities.

Our board of directors is responsible for the review and oversight of our Asset-Liability Committee. This committee is charged with developing and implementing an asset/liability management plan, and meets at least quarterly to review pricing and liquidity needs and to assess our interest rate risk. We currently use a Net Portfolio Value Simulation Analysis to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and to manage this risk consistent with the guidelines approved by the board of directors.
Net Portfolio Value Simulation Analysis.   We compute the amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio values or “NPV”) would change in the event of a range of assumed changes in market interest rates. Given the current low level of market interest rates, we do not prepare a net portfolio value calculation for an interest rate decrease of greater than 100 basis points.
The tables below set forth, at December 31, 2016, the estimated changes in our net portfolio value that would result from the designated instantaneous changes across the United States Treasury yield curve based on information produced by a third party consultant. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for Best Hometown Bank only and does not include any yield curve changes in the assets of Best Hometown Bancorp.
	Net Portfolio Value per Model	Dollar Change from Base	Percentage Change from Base	Percentage total of Market Value of Assets
Up 300 basis points	$15,518	$(1,862)	(10.7)%	13.9%
Up 200 basis points	16,320	(1,060)	(6.1)	14.6
Up 100 basis points	17,038	(342)	(2.0)	15.3
Base	17,380	—	—	15.6
Down 100 basis points	16,462	(918)	(5.3)	14.8
Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. The table also does not measure the changes in credit and liquidity risk that may occur as a result of changes in general interest rates. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value and will differ from actual results.
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank, and repayments, maturities and calls of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2016.
We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning and non interest-earning deposits and short and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $5.4 million.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.
At December 31, 2016, we had $1.5 million in loan commitments and unused lines of credit. Certificates of deposit due within one year of December 31, 2016 $10.7 million, or 12.1% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016.
It is our intention as we grow our commercial and multi-family real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace our higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates we offer. Our primary investing activity is originating loans. During the years ended December 31, 2016 and December 31, 2015, we originated $11.5 million and $18.9 million of loans, respectively.
Financing activities consist primarily of activity in deposit accounts and to a lesser extent FHLB advances. We had a net increase of  $8.4 million and $8.9 million in deposits for the years ended December 31, 2016 and 2015, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds. Our FHLB advances totaled $6.0 million at December 31, 2016. At December 31, 2016, we had the ability to borrow up to an additional $37.3 million from the FHLB, subject to pledging additional collateral. We also have an unused open line of credit at The Independent BankersBank that would allow us to borrow up to $2.5 million at December 31, 2016.
We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, the Company exceeded all regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision — Federal Banking Regulation — Capital Requirements” and Note 11 — Regulatory Capital of the Notes to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements.   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 10 of the Notes to our Consolidated Financial Statements.
For the year ended December 31, 2016, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.
Recent Accounting Pronouncements
For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to our Consolidated Financial Statements.
Impact of Inflation and Changing Prices
The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are not required for smaller reporting companies, such as the Company. However, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”

ITEM 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors, Audit Committee and Management
Best Hometown Bancorp, Inc.
Collinsville, Illinois
We have audited the accompanying consolidated balance sheets of Best Hometown Bancorp, Inc. (Company) as of December 31 , 2016 and 2015, and the related statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Best Hometown Bancorp, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ BKD, LLP
Indianapolis, Indiana
March 30, 2017

BEST HOMETOWN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$1,776	$2,632
Interest-earning deposits in banks	3,683	6,468
Total cash and cash equivalents	5,459	9,100
Available-for-sale securities	25,162	11,224
Loans	75,462	75,551
Allowance for loan losses	(1,214)	(1,249)
Net loans	74,248	74,302
Premises and equipment, net	3,141	1,881
Real estate owned, net	—	667
Accrued interest receivable
Investment securities	244	37
Loans receivable	74	259
Deferred tax asset	138	44
Restricted equity securities	837	837
Other assets	87	305
Total assets	$109,390	$98,656
LIABILITIES
Deposits
Noninterest-bearing	$4,781	$4,237
Interest-bearing	83,690	75,776
Total deposits	88,471	80,013
Federal Home Loan Bank (“FHLB”) advances	6,000	9,000
Accrued defined benefit pension and postretirement plans	1,911	2,449
Other liabilities	209	332
Total liabilities	96,591	91,794
Commitments and contingencies – See Note 13
Redeemable common stock held by ESOP plan	41	—
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 826,208 shares issued and outstanding	8	—
Additional paid-in capital	6,839	—
Retained earnings – substantially restricted	8,330	8,789
Unearned Employee Stock Ownership Plan (“ESOP”), 62,844 shares	(628)	—
Accumulated other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale securities	(269)	(85)
Net unrealized losses on defined benefit pension plan and postretirement medical plans, net	(1,481)	(1,842)
Total accumulated other comprehensive loss, net of tax	(1,750)	(1,927)
Less maximum cash obligation related to ESOP shares	(41)	—
Total shareholders’ equity	12,758	6,862
Total liabilities and shareholders’ equity	$109,390	$98,656

See accompanying notes to the consolidated financial statements

BEST HOMETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
	December 31,
	2016	2015
Interest income:
Loans receivable	$3,255	$3,162
Investment securities, taxable	250	183
Other interest-earning assets	35	17
Total interest income	3,540	3,362
Interest expense:
Deposits	1,032	774
Advances from FHLB	224	405
Total interest expense	1,256	1,179
Net interest income	2,284	2,183
Provision for loan losses	—	268
Net interest income after provision for loan losses	2,284	1,915
Noninterest income:
Service charges on deposit accounts	70	64
Gain on sales of securities	7	2
Gain on sale of real estate owned	10	120
Other	84	79
Total noninterest income	171	265
Noninterest expense:
Salaries and employee benefits	1,469	1,500
Occupancy and equipment	394	359
Data processing	209	208
Professional and supervisory fees	386	319
Office expense	62	66
Advertising	67	56
FDIC deposit insurance	54	79
Provision for real estate owned and related expenses	52	76
Other	221	219
Total noninterest expense	2,914	2,882
Loss before income taxes	(459)	(702)
Income tax expense	—	—
Net loss	$(459)	$(702)
Basic net loss per share	$(1.19)	NA

See accompanying notes to the consolidated financial statements

BEST HOMETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
	December 31,
	2016	2015
Net loss	$(459)	$(702)
Other comprehensive loss:
Unrealized loss on available-for-sale securities:
Unrealized holding loss arising during the period	(270)	$(69)
Reclassification adjustment for gains included in net income	(7)	(2)
Tax effect	93	24
Net of tax	(184)	(47)
Defined benefit pension and post retirement medical plans:
Net gain (loss) arising during the period on plans	251	(109)
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net periodic pension cost	110	96
Tax effect	—	—
Net of tax	361	(13)
Total other comprehensive income (loss)	177	(60)
Comprehensive loss	$(282)	$(762)

See accompanying notes to the consolidated financial statements

BEST HOMETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Net Unrealized Losses On Available-for-sale Securities, Net	Net Unrealized Losses On Defined Benefit Pension and Postretirement Medical Plans, Net	Maximum Cash Obligation Related to ESOP Shares	Total
Balance at December 31, 2014	$—	$—	$9,491	$—	$(38)	$(1,829)	$—	$7,624
Net loss	—	—	(702)	—	—	—	—	(702)
Other comprehensive income (loss)	—	—	—	—	(47)	(13)	—	(60)
Balance at December 31, 2015	$—	$—	$8,789	$—	$(85)	$(1,842)	$—	$6,862
Net loss	—	—	(459)	—	—	—	—	(459)
Other comprehensive income (loss)	—	—	—	—	(184)	361	—	177
Proceeds from issuance of 826,208 shares of common stock	8	6,836	—	(661)	—	—	—	6,183
ESOP shares earned	—	3	—	33	—	—	—	36
Change related to ESOP shares cash obligation	—	—	—	—	—	—	(41)	(41)
Balance at December 31, 2016	$8	$6,839	$8,330	$(628)	$(269)	$(1,481)	$(41)	$12,758

See accompanying notes to the consolidated financial statements

BEST HOMETOWN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)
	Years Ended December 31, 2016
	2016	2015
Cash flows from operating activities:
Net loss	$(459)	$(702)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization, net	495	375
Provision for loan losses	—	268
Gain on sale of real estate owned	(10)	(120)
Gain on sales of securities	(7)	(2)
ESOP compensation expense	36	—
Deferred income taxes	—	—
Net change in operating assets and liabilities:
Accrued interest receivable	(22)	(8)
Accrued interest payable	(22)	(194)
Other	(36)	14
Net cash used in operating activities	(25)	(369)
Cash flows from investing activities:
Loans purchased	—	(338)
Loan originations and repayments, net	418	(9,424)
Purchases of available-for-sale securities	(22,144)	(4,223)
Proceeeds from maturities, paydowns and calls of available-for-sale securities	4,667	3,320
Proceeds from sales of available-for-sale securities	2,911	1,134
Purchases of premises and equipment	(1,455)	(152)
Proceeds from sale of foreclosed real estate	346	430
Net cash used in investing activities	(15,257)	(9,253)
Cash flows from financing activities:
Net change in deposits	8,458	8,928
Borrowings of FHLB advances	5,000	—
Repayments of FHLB advances	(8,000)	—
Proceeds from issuance of common stock	6,183	—
Net cash provided by financing activities	11,641	8,928
Change in cash and cash equivalents	(3,641)	(694)
Cash and cash equivalents at beginning of period	9,100	9,794
Cash and cash equivalents at end of period	$5,459	$9,100
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits	$1,031	$774
Interest on advances from FHLB	247	403
Real estate acquired in settlement of loans	$24	$636
Loans made to finance sales of foreclosed assets	384	24
See accompanying notes to the consolidated financial statements

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principle of Consolidation:   On June 29, 2016, Best Hometown Bank (the “Bank”) (formerly known as Home Federal Savings and Loan Association of Collinsville) completed its conversion from a federally-chartered mutual savings association to a capital stock form of organization with the establishment of a stock Holding Company, Best Hometown Bancorp, Inc. (“the Company”), as parent of the Bank. The stock holding company is organized under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank. The Company sold 826,208 shares of its common stock, including 8% or 66,096 shares purchased by the Bank’s employee stock ownership plan, at a price of $10.00 per share, for gross offering proceeds of  $8,300 that was used to buy its Company shares. The cost of the conversion and issuance of common stock was $1,400, which was deducted from the gross offering proceeds. The Company contributed $5,000 of the net proceeds from the offering to the Bank, and $1,200 was retained by the Company. In addition, $661 of the net proceeds were used to fund the loan to the employee stock ownership plan. The consolidated financial statements of Best Hometown Bancorp, Inc. (referred to herein as “the Company,” “we,” “us,” or “our”) include the accounts of its wholly owned subsidiary Best Hometown Bank (the “Bank”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany accounts and transactions are eliminated during consolidation.
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
Use of Estimates:   To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ.
Cash Flows:   Cash and cash equivalents include cash on hand, federal funds sold, overnight interest-bearing deposits and amounts due from other depository institutions.
Restrictions on Cash:   Cash on hand or on deposit with the Federal Reserve Bank is required to meet regulatory reserve and clearing requirements. These balances do not earn interest.
Interest-Bearing Deposits in Other Financial Institutions:   Interest-bearing deposits in other financial institutions mature within three months or less and are carried at cost.
Securities:   Securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
The Company evaluates securities for other-than-temporary impairments (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considers the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not it will be required to sell the security prior to the security’s anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal Government agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
Loans:   Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method over the contractual lives of the loans without anticipating prepayments.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.
Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
Allowance for Loan Losses:   The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.
The allowance consists of specific and general components. The specific component consists of the amount of impairment related to loans that have been evaluated on an individual basis, and the general component consists of the amount of impairment related to loans that have been evaluated on a collective basis. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”).
Management utilizes an internal loan grading system and assigns each loan a grade of pass, special mention, substandard, and doubtful, which are more fully explained in Note 4. Any loan that meets certain size requirements and performance characteristics are individually evaluated for impairment. The amount of impairment, if any, is measured by a comparison of the loan’s carrying value to the net present value of

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

future cash flows using the loan’s effective rate at inception or at the fair value of collateral if repayment is expected to come solely from the collateral. All loans graded pass, special mention, substandard and doubtful not specifically evaluated for impairment are collectively evaluated for impairment by portfolio segment. To develop and document a systematic methodology for determining the portion of the allowance for loan losses for loans evaluated collectively, the Company has divided the loan portfolio into segments, each with different risk characteristics and methodologies for assessing risk. Those portfolio segments are discussed in Note 4.
Concentration of Credit Risk and Other:   The Company’s business activity is principally with customers located in Madison and St. Clair Counties, Illinois and, to a lesser extent, St. Louis County, Missouri. The Company requires its customers to provide collateral, generally in the form of title to real estate, for substantially all loans. Certain consumer loans are made to customers without requiring collateral. Except for loans in the Company’s market area, the Company has no other significant concentrations of credit risk.
The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance for up to $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits, and management believes the risk of loss is not significant. As of December 31, 2016, the amount in excess of FDIC insured limits was approximately $4,857.
Premises and Equipment:   Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method, with useful lives ranging from 5 to 7 years. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current year operations. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.
Real Estate Owned:   Real estate acquired through loan foreclosure is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, real estate owned is recorded at the lower of carrying amount or fair value less estimated costs to sell. Any initial losses at the time of foreclosure are charged against the allowance for loan losses with any subsequent losses or write-downs included in the consolidated statements of income and comprehensive income as a component of noninterest expenses.
Restricted Equity Securities:   Restricted equity securities consist of Federal Home Loan Bank of Atlanta (“FHLB”) stock. The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. There is a very limited market for FHLB stock; therefore, and the stock is carried at cost, as restricted securities, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Income Taxes:   The provision for income taxes is based on amounts reported in the consolidated statements of income and comprehensive income (after exclusion of non-taxable income such as interest on state and municipal securities) and includes changes in deferred taxes. Deferred taxes are computed using the asset and liability approach. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
The Company follows guidance issued by the Financial Accounting Standards Board (“FASB”) with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

“more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
The Company recognizes interest and/or penalties related to income tax matters in other noninterest expense.
Comprehensive Income:   Comprehensive income consists of net income and other comprehensive income. Other comprehensive income for the Company consists of unrealized gains and losses on securities available-for-sale, net of tax and unrealized gains and losses on defined benefit and postretirement medical plans.
Loss Contingencies:   Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.
Loan Commitments and Related Financial Instruments:   Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Fair Value of Financial Instruments:   Fair values of financial instruments are estimated using relevant market information. Changes in market conditions could significantly affect the estimates. For financial instruments where there is little or no relevant market information due to limited or no market activity, the Company estimates the fair value of these instruments through the use of a discounted present value of estimated cash flows technique, which includes the Company’s own assumptions as to the amounts and timing of cash flows, adjusted for risk factors related to nonperformance and liquidity. The Company’s assumptions are based on an exit price strategy and take into consideration the assumptions that a willing market participant would use about nonperformance and liquidity risk.
Employee Stock Ownership Plan:   The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends, when paid, on allocated ESOP shares reduce retained earnings. Dividends, when paid, on unearned ESOP shares reduce debt and accrued interest.
A terminated participant or the beneficiary of a deceased participant of the ESOP who received a distribution of employer stock from the ESOP has the right to require the Company to purchase such shares at their fair market value any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. Allocated Company shares subject to this put option are classified on the balance sheet as mezzanine capital. See Note 10 to the consolidated financial statements for additional disclosure.
Retirement Plans:   The Company provides a 401(k) plan that covers substantially all employees. Participants may contribute to the 401(k) plan, subject to Internal Revenue Code limitations. The Company contributes 3% of salary each plan year. Participants are fully vested after six years of service. Compensation expense associated with Company matching is recognized in salaries and employee benefits.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications:   Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation and had no effect on net income or shareholders’ equity.
Earnings Per Share:   Basic EPS is based on the weighted average number of common shares outstanding and is adjusted for ESOP shares not yet committed to be released.
Segment Reporting:   While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating results are not reviewed by senior management to make resource allocation or performance decisions. Management has determined that the Company has a single operating segment, which is to provide consumer and commercial banking services to individuals and businesses located in our market area. The Company’s various products and services are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Company versus individual regions, branches, products and services.
New Accounting Standards:
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

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update provides guidance on the classification of certain cash receipts and cash payments for presentation in the statement of cash flows. The amendment is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The amendments will be applied using a retrospective transition method to each period presented unless impracticable. The Company does not believe that this new guidance will have a material effect on the consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
NOTE 2 — EARNINGS PER SHARE (“EPS”)
Basic EPS or loss per common share is determined by dividing net earnings or loss available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:
Year Ended December 31, 2016
Loss per share
Net loss	$(459)
Weighted average common shares outstanding	417,619
Less: average unearned ESOP shares	(33,400)
Weighted average common shares outstanding	384,219
Basic loss per share	$(1.19)

Given a net loss for the year ended December 31, 2016, only basic loss per share is applicable. The weighted-average common shares outstanding was computed based on the portion of the actual days outstanding from June 29, 2016 (effective date of the conversion and reorganization) to December 31, 2016 to the actual total days in the year. There were no shares outstanding during the year ended December 31, 2015.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 3 — AVAILABLE FOR SALE SECURITIES
Debt and mortgage-backed securities have been classified in the condensed consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at December 31, 2016 and December 31, 2015 are as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Debt securities:
U.S. Government agency SBAP security	$1,005	$—	$(29)	$976
U.S. Government agency mortgage-backed securities – residential	24,563	4	(381)	24,186
	$25,568	$4	$(410)	$25,162

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Debt securities:
U.S. Government agency bonds	$1,000	$1	$(6)	$995
U.S. Government agency mortgage-backed securities – residential	10,353	—	(124)	10,229
Total	$11,353	$1	$(130)	$11,224

As of December 31, 2016 and December 31, 2015, investment securities with a carrying value of  $0 and $995 were pledged for public deposits.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 3 — AVAILABLE FOR SALE SECURITIES (Continued)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at December 31, 2016 and December 31, 2015. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.
	Less than 12 Months			12 Months or Longer			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
December 31, 2016
U.S. Government agency SBAP security	$976	$29	1	$—	$—	0	$976	$29	1
U.S. Government agency mortgage-backed securities – residential	19,341	320	26	3,500	61	8	22,841	381	34
	$20,317	$349	27	$3,500	$61	8	$23,817	$410	35

	Less than 12 Months			12 Months or Longer			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
December 31, 2015
U.S. Government agency bonds	$494	$6	1	$—	$—	—	$494	$6	1
U.S. Government agency mortgage-backed securities – residential	6,974	69	13	3,255	55	8	10,229	124	21
	$7,468	$75	14	$3,255	$55	8	$10,723	$130	22

(1)
Represents actual number of securities in an unrealized loss position.

The Company evaluates securities for other-than-temporary impairments (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considers the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not it will be required to sell the security prior to the security’s anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by federal Government agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
Total fair value securities with unrealized losses at December 31, 2016 and 2015, was $23,817 and $10,723, which is approximately 95% at both year ends, of the Company’s available for sale securities. None of the unrealized losses at December 31, 2016 were recognized into net income for the year ended December 31, 2016 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at December 31, 2015 were recognized as having OTTI during the year ended December 31, 2016.
Because the actual cash flows for mortgage-backed securities and SBAP security may differ from their contractual maturities, a maturity table is not shown. At December 31, 2015, the amortized cost and fair value of U.S. agency bonds with contractual maturities due from one to five years was $500 and $488,

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 3 — AVAILABLE FOR SALE SECURITIES (Continued)

respectively and the amortized cost and fair value of U.S. agency bonds with contractual maturities due after ten years was $500 and $500, respectively.
The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the years ended December 31, 2016 and 2015:
	December 31, 2016	December 31, 2015
Available-for-sale:
Proceeds	$2,911	$1,134
Gross gains	13	5
Gross losses	6	3
NOTE 4 — LOANS
The components of loans at December 31, 2016 and December 31, 2015 were as follows:
	December 31, 2016	December 31, 2015
Real estate loans:
One-to four-family, owner occupied	$47,971	$51,876
One-to four-family, non-owner occupied	5,251	4,780
Commercial and multi-family	17,785	14,604
Construction and land	2,676	3,034
Commercial business loans	921	713
Consumer loans	901	623
	75,505	75,630
Net deferred loan fees	(43)	(79)
Total	$75,462	$75,551

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2016 and 2015 by portfolio segment:
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Year Ended December 31, 2016
Real estate loans:
One-to four-family, owner occupied	$771	$(89)	$(68)	$43	$657
One-to four-family, non-owner occupied	82	41	(22)	12	113
Commercial and multi-family	260	49	—	—	309
Construction and land	47	(5)	—	—	42
Commercial business loans	14	4	—	—	18
Consumer loans	19	7	—	—	26
Unallocated	56	(7)	—	—	49
	$1,249	$—	$(90)	$55	$1,214

	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Year Ended December 31, 2015
Real estate loans:
One-to four-family, owner occupied	$791	$35	$(58)	$3	$771
One-to four-family, non-owner occupied	110	17	(59)	14	82
Commercial and multi-family	87	172	—	1	260
Construction and land	35	12	—	—	47
Commercial business loans	9	5	—	—	14
Consumer loans	9	9	—	1	19
Unallocated	38	18	—	—	56
	$1,079	$268	$(117)	$19	$1,249

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

The following tables present the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2016 and December 31, 2015:
	Ending Allowance on Loans			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
At December 31, 2016
Real estate loans:
One-to four-family, owner occupied	$9	$648	$657	$700	$47,271	$47,971
One-to four-family, non-owner occupied	—	113	113	110	5,141	5,251
Commercial and multi-family	—	309	309	69	17,716	17,785
Construction and land	—	42	42	16	2,660	2,676
Commercial business loans	—	18	18	—	921	921
Consumer loans	—	26	26	—	901	901
Unallocated	—	49	49	—	—	—
	$9	$1,205	$1,214	$895	$74,610	$75,505

	Ending Allowance on Loans			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated Impairment	Collectively Evaluated Impairment	Total
At December 31, 2015
Real estate loans:
One-to four-family, owner occupied	$—	$771	$771	$1,901	$49,975	$51,876
One-to four-family, non-owner occupied	—	82	82	83	4,697	4,780
Commercial and multi-family	—	260	260	—	14,604	14,604
Construction and land	—	47	47	—	3,034	3,034
Commercial business loans	—	14	14	—	713	713
Consumer loans	—	19	19	—	623	623
Unallocated	—	56	56	—	—	—
	$—	$1,249	$1,249	$1,984	$73,646	$75,630

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

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2016 and December 31, 2015, including the average recorded investment balance and interest earned for years ended December 31, 2016 and year ended December 31, 2015:
	December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$915	$661	$—	$930	$56
One-to four-family, non-owner occupied	134	110	—	136	6
Commercial and multi-family	69	69	—	68	3
Construction and land	16	16	—	17	1
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total	$1,134	$856	$—	$1,151	$66
With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$39	$39	$9	$39	$1
One-to four-family, non-owner occupied	—	—	—	—	—
Commercial and multi-family	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total	39	$39	$9	$39	$1
Totals:
Real estate loans	$1,173	$895	$9	$1,190	$67
Commercial loans	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$1,173	$895	$9	$1,190	$67

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

Generally, impaired loans with identified losses are reduced to their net realizable value by a partial charge-off of amounts determined to be uncollectible. When impairments on impaired loans are not charged off, a specific allowance is recorded. The Company believes no further allowance for loan losses were necessary at December 31, 2016 and December 31, 2015.
December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$2,180	$1,901	$—	$1,925	$89
One-to four-family, non-owner occupied	106	83	—	84	4
Commercial and multi-family	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total	$2,286	$1,984	$—	$2,009	$93
With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$—	$—	$—	$—	$—
One-to four-family, non-owner occupied	—	—	—	—	—
Commercial and multi-family	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total	$—	$—	$—	$—	$—
Totals:
Real estate loans	$2,286	$1,984	$—	$2,009	$93
Commercial loans	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$2,286	$1,984	$—	$2,009	$93

There were no loans modified as troubled debt restructurings during the years December 31, 2016 and 2015. At December 31, 2016 and 2015, there were no residential real estate loans in the process of foreclosure.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

The following tables present the aging of past due loans as well as nonaccrual loans. Nonaccrual loans and accruing loans past due 90 days or more include both smaller balance homogenous loans and larger balance loans that are evaluated either collectively or individually for impairment.
	30- – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
December 31, 2016
Real estate loans:
One-to four-family, owner occupied	$505	$40	$39	$47,387	$47,971	$39	$—
One-to four-family, non-owner occupied	12	43	—	5,196	5,251	30	—
Commercial and multi-family	—	69	—	17,716	17,785	69	—
Construction and land	—	—	—	2,676	2,676	16	—
Commercial business loans	—	—	—	921	921	—	—
Consumer loans	3	—	—	898	901	—	—
	$520	$152	$39	$74,794	$75,505	$154	$—

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
At December 31, 2015:
Real estate loans:
One-to four-family, owner occupied	$390	$104	$—	$51,382	$51,876	$—	$—
One-to four-family, non-owner occupied	26	—	—	4,754	4,780	—	—
Commercial and multi-family	—	—	—	14,604	14,604	—	—
Construction and land	15	—	—	3,019	3,034	—	—
Commercial business loans	—	—	—	713	713	—	—
Consumer loans	2	—	1	620	623	—	1
	$433	$104	$1	$75,092	$75,630	$—	$1

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
Pass-Watch:   Loan assets of this grade represent our minimum level of acceptable credit risk. This grade may also represent obligations previously rated “Pass”, but with significantly deteriorating trends or previously rated below “Pass”.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

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
Loss:   Loans classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.
Loan Segments:
The Company groups loans of similar type that share common risk characteristics. We segment our loan portfolio along with assigning individual risk grades to each loan as part of our methodology for determining our allowance for loan losses. Those portfolio segments and significant risk characteristics are as follows:
One-to four-family, owner occupied:   One-to four-family, owner occupied loans consist primarily of loans secured by first or second mortgages on primary residences, and are originated as primarily as fixed-rate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in the Company’s market area. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties.
The Company currently originates residential mortgage loans for our portfolio with loan-to-value ratios of up to 80% for traditional owner-occupied homes. For traditional homes, the Company may originate loans with loan-to-value ratios in excess of 80% if the borrower provides additional readily marketable collateral.
One-to four-family, non-owner occupied:   One-to four-family, non-owner occupied loans are similar to owner occupied one-to four-family loans in terms of collateral, but they carry greater inherent risks than owner occupied loans, since the repayment ability of the borrower is generally reliant on the success of the income generated from the property. The Company currently originates one-to four-family, non-owner occupied mortgage loans for our portfolio with loan-to-value ratios of up to 80% for residential homes.
Commercial and multi-family:   Commercial real estate loans are secured primarily by office buildings, churches and various income producing properties. Multifamily real estate loans are secured by generally apartment complexes. Commercial and multifamily real estate loans are underwritten based on the economic viability of the property and creditworthiness of the borrower, with emphasis given to projected cash flow as a percentage of debt service requirements. These loans carry increased risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. Repayment of loans secured by income producing properties depends on the successful operation of the real estate and the economy. The Company generally obtains personal guarantees on these loans.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

The Company currently originates commercial and multi-family loans in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio.
Construction and Land:   The Company makes construction loans to individuals for the construction of their primary residences and to commercial businesses for their real estate needs. These loans generally have maximum terms of nine months, and upon completion of construction convert to conventional amortizing mortgage loans. Residential construction loans have rates and terms comparable to one-to four- family residential mortgage loans that the Company originates. Commercial construction loans have rates and terms comparable to other commercial real estate loans that we originate. During the construction phase, the borrower generally pays interest only. Generally, the maximum loan-to-value ratio of our owner-occupied construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. Commercial construction loans are generally underwritten pursuant to the same guidelines used for originating other commercial real estate loans.
The Company also makes interim construction loans for nonresidential properties. In addition, the Company occasionally makes loans for the construction of homes “on speculation,” but the Company generally permits a borrower to have only two such loans at a time. These loans generally have a maximum term of nine months, and upon completion of construction, borrowers can convert to conventional amortizing nonresidential real estate loans. These construction loans have rates and terms comparable to permanent loans secured by property of the type being constructed that we originate. Generally, the maximum loan-to-value ratio of these construction loans is 85%.
Commercial business loans:   Commercial, non-real estate, loans are offered to businesses and professionals in the Company’s market area. These loans generally have short and medium terms on a collateralized basis. The structure of these loans are largely determined by the loan purpose and collateral. Sources of collateral can include a lien on equipment, inventory, receivables and other assets of the company. A UCC-1 is typically filed to perfect our lien on these assets.
Commercial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of its business and generally are collateralized by business assets. As a result, such loans and leases involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans and leases. Repayment of commercial loans largely depends on the successful operation of the business for which and operating loan is utilized.
Consumer loans:   The Company offers installment loans for various consumer purposes, including the purchase of automobiles, boats, and for other legitimate personal purposes. The maximum terms of consumer loans is 12 months for unsecured loans and 12 to 60 months for loans secured by a vehicle, depending on the age of the vehicle. The Company generally only extends consumer loans to existing customers or their immediate family members, and these loans generally have relatively low balances. We also originate floating rate home equity lines of credit and home improvement loans secured by second mortgages.
Consumer loans may entail greater credit risk than a typical residential mortgage loan, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

The following tables present total loans by risk grade and portfolio segment at December 31, 2016 and December 31, 2015:
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Real estate loans:
One-to four-family, owner occupied	$45,335	$987	$250	$1,399	$—	$—	$47,971
One-to four-family, non-owner occupied	5,141	—	—	110	—	—	5,251
Commercial and multi-family	17,731	54	—	—	—	—	17,785
Construction and land	2,483	177	—	16	—	—	2,676
Commercial business loans	852	—	—	69	—	—	921
Consumer loans	901	—	—	—	—	—	901
	$72,443	$1,218	$250	$1,594	$—	$—	$75,505

	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
At December 31, 2015:
Real estate loans:
One-to four-family, owner occupied	$48,323	$1,227	$533	$1,793	$—	$—	$51,876
One-to four-family, non-owner occupied	4,604	—	93	83	—	—	4,780
Commercial and multi-family	14,604	—	—	—	—	—	14,604
Construction and land	3,031	—	3	—	—	—	3,034
Commercial business loans	713	—	—	—	—	—	713
Consumer loans	616	—	7	—	—	—	623
	$71,891	$1,227	$636	$1,876	$—	$—	$75,630

Loans to principal officers, directors and affiliates for the year ended December 31, 2016 and 2015 were as follows:
	December 31, 2016	December 31, 2015
Balance, beginning of year	$1,867	$961
New loans	344	2,050
Resignation of director	—	(265)
Repayments	(167)	(879)
Balance, end of year	$2,044	$1,867

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 5 — PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2016 and 2015 were as follows:
	December 31, 2016	December 31, 2015
Land	$326	$324
Buildings and improvements	4,235	2,984
Furniture, fixtures and equipment	384	208
	4,945	3,516
Less: accumulated depreciation	(1,804)	(1,635)
Total	$3,141	$1,881

Depreciation expense for the years ended December 31, 2016 and 2015 was $165 and $127, respectively.
NOTE 6 — DEPOSITS
Time deposits that meet or exceed the FDIC Insurance limit of  $250,000 at December 31, 2016 and 2015 were $8,219 and $7,456.
Scheduled maturities of time deposits for the next five years were as follows:
December 31, 2016
2017	$10,706
2018	18,719
2019	14,625
2020	14,474
2021	4,127
Thereafter	323
Total	$62,974

The Company does not take brokered certificates of deposit.
Directors and executive officers were customers of, and had transactions with, the Company in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $809 and $778 at December 31, 2016 and 2015, respectively.
NOTE 7 — FEDERAL HOME LOAN BANK ADVANCES
At December 31, 2016 and 2015, advances from the Federal Home Loan Bank were as follows:
Maturity Date	Interest Rate	December 31, 2016	December 31, 2015
January 6, 2016	3.90%	$—	$3,000
July 18, 2016	4.62%	—	5,000
March 12, 2018	4.92%	1,000	1,000
July 18, 2018	1.84%	3,000	—
July 18, 2019	2.21%	2,000	—
Total		$6,000	$9,000

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 7 — FEDERAL HOME LOAN BANK ADVANCES (Continued)

Each advance is payable at its maturity date, with a prepayment penalty if paid earlier than its maturity date. The advances were collateralized by $46,544 and $62,626 of first mortgage loans under a blanket lien arrangement at December 31, 2016 and 2015. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of  $37,344 at December 31, 2016.
At December 31, 2016, the Company had irrevocable standby letters of credit with the FHLB totaling $3,200 that matures on November 2, 2018 to secure public funds and an unused open line of credit with The Independent BankersBank that would allow us to borrow up to an $2,500.
NOTE 8 — INCOME TAXES
There was no current federal or state income tax expense for the years ended December 31, 2016 and 2015.
Temporary differences between tax and financial reporting that result in net deferred tax assets are as follows at December 31, 2016 and 2015:
	December 31, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$494	$498
Accrued pension benefits	109	182
Accrued postretirement medical benefits	382	396
Unrealized loss on available-for-sale securities	138	44
Net operating loss carryforward	1,970	1,700
Other	11	28
Total deferred tax assets before valuation allowance	3,104	2,848
Valuation allowance	(2,788)	(2,622)
Total deferred tax assets	316	226
Deferred tax liabilities:
Deferred loan fees, net	(178)	(182)
Net deferred tax asset	$138	$44

The change in the valuation allowance for deferred tax assets is summarized as follows:
	December 31, 2016	December 31, 2015
Valuation allowance
Balance, beginning of year	$(2,622)	$(2,338)
Change in valuation allowance	(166)	(284)
Balance, end of year	$(2,788)	$(2,622)

At December 31, 2016, the Company has a net operating loss carryforward for Federal income tax purposes of  $4,492, which will begin to expire in 2030. At December 31, 2016, the Company has a net operating loss carryforward for State of Illinois income tax purposes of  $5,911, which will begin to expire in 2020.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available for sale securities.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 8 — INCOME TAXES (Continued)

Retained earnings as of December 31, 2016 and 2015 includes approximately $1,592 representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. Otherwise, the deferred tax liability would be approximately $541 and could be included in taxable income if the Company pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.
NOTE 9 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains a defined benefit pension plan, which was frozen in 2010 and covers substantially all employees. Plan benefits are fully vested after six years of service and are based on years of service and the employee’s five highest consecutive years of compensation during the last ten years preceding retirement. The Company’s funding policy is to contribute annually the minimum amount necessary to satisfy the Internal Revenue Service’s funding standards. The Company may contribute additional amounts as permitted by the plan.
In addition, the Company maintains a plan for providing postretirement medical benefits to retired corporate officers and their spouses. Effective January 29, 2014, the plan was frozen. The liability for such benefits is unfunded. The accumulated obligation, which represents the present value of the estimated future benefits payable to a participant attributed to service rendered to date, will be recognized on a delayed basis as a component of net periodic cost.
The projected benefit obligation, which is equal to the accumulated benefit obligation, fair market value of plan assets and funded status of the Company’s benefit plans using a December 31 measurement date are summarized as follows:
	Defined Benefit Pension Plan		Postretirement Medical Plan
	December 31,		December 31,
	2016	2015	2016	2015
Projected benefit obligation:
Balance, beginning of the year	$(3,771)	$(4,004)	$(985)	$(1,013)
Service cost	—	—	—	—
Interest cost	(142)	(146)	(37)	(38)
Actuarial gain	114	63	45	24
Benefits paid	273	316	34	42
Balance, end of year	(3,526)	(3,771)	(943)	(985)
Plan assets at fair value:
Balance, beginning of the year	$2,307	$2,509	$—	$—
Actual return	227	(49)	—	—
Contributions	297	163	34	42
Benefits paid	(273)	(316)	(34)	(42)
Balance, end of year	2,558	2,307	—	—
Accrued plan benefits	$(968)	$(1,464)	$(943)	$(985)

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 9 — PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Amounts recognized in accumulated other comprehensive loss at December 31, 2016 and 2015 consists of the following:
	Defined Benefit Pension Plan		Postretirement Medical Plan
	December 31,		December 31,
	2016	2015	2016	2015
Unrecognized prior service cost	$—	$—	$(92)	$(100)
Unrecognized net loss	2,028	2,344	218	271
	2,028	2,344	126	171
Tax effect	(547)	(547)	(126)	(126)
Unrecognized net loss, net of tax	$1,481	$1,797	$—	$45

The following is a summary of the Company’s accrued postretirement medical benefits:
	December 31,
	2016	2015
Accumulated postretirement medical benefits
Retirees	$(943)	$(985)
Full eligible active plan participants	—	—
Other active participants	—	—
Accrued postretirement medical benefits	$(943)	$(985)

Components of net periodic benefit cost and other amounts recognized in other comprehensive loss for the years ended December 31, 2016 and 2015 included the following components:
	Defined Benefit Pension Plan		Postretirement Medical Plan
	December 31,		December 31,
	2016	2015	2016	2015
Service cost	$—	$—	$—	$—
Interest cost	142	146	37	38
Expected return on plan assets	(227)	49	—	—
Amortization:
Unrecognized net loss	110	92	9	13
Unrecognized prior service cost	—	—	(9)	(9)
Asset (loss) gain deferred	92	(195)	—	—
Net periodic cost	$117	$92	$37	$42

The estimated amounts that will be recognized from accumulated other comprehensive loss into net periodic cost for the plans for 2017 are as follows:
	Defined Benefit Pension Plan	Post Retirement Medical Plan
Unrecognized prior service cost	$—	$9
Unrecognized net loss	100	(7)
	$100	$2

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 9 — PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Assumptions
Weighted-average assumptions used to determine pension benefit obligations at December 31, 2016 and 2015 were as follows:
	Defined Benefit Pension Plan		Postretirement Medical Plan
	December 31,		December 31,
	2016	2015	2016	2015
Projected benefit obligation:
Discount rate	3.90%	3.90%	3.90%	3.90%
Expected long-term rate of return on plan assets	6.00%	6.00%	—	—
Net periodic benefit cost
Discount rate	3.90%	3.80%	3.90%	3.80%
Expected long-term rate of return on plan assets	6.00%	6.00%	—	—
The weighted-average annual assumed rate of increase in the per capita cost of covered benefits for the medical plan was 7.00% and 7.50% for 2016 and 2015, respectively, reducing to 6.75% for 2017 and reduction of 0.25% per year thereafter until 5.00% in 2024 and thereafter. The effect of increasing the assumed health care trend rates by one percentage point will increase the accumulated postretirement benefit obligation at December 31, 2016 and 2015 by $132 and $146, respectively. The effect of decreasing the assumed health care trend rates by one percentage point will decrease the accumulated postretirement benefit obligation at December 31, 2016 and 2014 by $109 and $119, respectively.
Investment Strategy and Allocation
The Company’s investment strategy is to maintain a diversified investment portfolio. Rebalancing occurs on a periodic basis to maintain the target allocations, but normal market activity may result in deviations. As a result of the percentage of equities held, actual return of plan assets for any one year may fluctuate significantly due to changes in the stock market.
A range of expected returns for an asset class is determined using long-term historical returns for an index comparable to that class. The range is then adjusted for anticipated asset management fees for the specific fund or security in that class. If no comparable index exists, the investment manager’s range of expected future returns for the fund or security is used.
A range of aggregate expected long-term rates of return is developed using an average of the expected fund or security returns weighted on the midpoint of the plan’s investment policy ranges for the asset class. A single rate is selected from that range.
The Company’s defined benefit pension target allocations and weighted-average asset allocations by asset category at December 31, 2016 and 2015 are as follows:
	Target Allocation 2016	December 31,
		2016	2015
Pooled separate accounts
Equity	30% – 40%	37%	37%
Debt	60% – 70%	63%	63%
Fair Value of Plan Assets
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 9 — PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

prioritizes the assumptions that market participants would use in pricing the assets (the “inputs”) into three broad levels. The fair values for equity securities are determined by quoted market prices (Level 1). For debt securities, fair values are based upon market prices of similar securities (Level 2). For securities where quoted market prices or market prices of similar securities are not available, fair values are based upon appraisals of underlying collateral and discounted cash flow analysis (Level 3).
The following table summarizes plan assets for the defined benefit pension plan, measured at fair value on a recurring basis at December 31, 2016 and 2015, segregated by the level of the inputs within the hierarchy used to measure fair value:
	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2016:
Pooled separate accounts	$—	$2,558	$—	$2,558

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2015:
Pooled separate accounts	$—	$2,307	$—	$2,307

Pension benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are summarized as follows:
	Defined Benefit Pension Plan	Postretirement Medical Plan
2017	$270	$48
2018	338	52
2019	255	56
2020	246	48
2021	238	51
Thereafter	1,047	233
	$2,394	$488

The Company expects to contribute $0 to its pension plan and $48 to its medical plan in 2017.
The Company maintains a 401(k) plan (the “Plan”) that covers substantially all employees. Participants may contribute to the Plan, subject to Internal Revenue Code limitations. The Company contributes 3% of each participants’ salary each year. There are no matching contributions. Participants are fully vested after six years of service. Plan expense for the years ended December 31, 2016 and 2015 were $25 and $23.
NOTE 10 — EMPLOYEE STOCK OWNERSHIP PLAN
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

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 10 — EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

No contributions to the ESOP were made during the year ended December 31, 2016. The expense recognized for the year ended December 31, 2016 was $36 and is included in salaries and wages in the statement of operations.
ESOP shares at December 31, 2016 are summarized as follows:
December 31, 2016
Committed to be released to participants	—
Allocated to participants	3,252
Unearned	62,844
Total ESOP shares	66,096
Fair value of unearned shares	$792

At December 31, 2016, the fair value of the 3,252 allocated shares held by the ESOP is $41 and is reported on the balance sheet as mezzanine capital. The fair value of all shares subject to the repurchase obligation is $740.
NOTE 11 — REGULATORY CAPITAL MATTERS
Savings and loan associations are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available-for-sale securities and net unrealized gain or loss on defined benefit and postretirement plans are not included in computing regulatory capital. Management believes as of December 31, 2016, the Bank met all capital adequacy requirements to which it is subject. Savings and loan holding companies became subject to capital requirements on January 1, 2015. However, such capital requirements do not apply to savings and loan holding companies with assets of less than $1,000.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 11 — REGULATORY CAPITAL MATTERS (Continued)

The Bank’s actual and minimum capital requirements to be well-capitalized under prompt corrective action provisions are as follows:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital to risk-weighted assets	$13,396	23.97%	$4,471	8.00%	$5,589	10.00%
Common equity tier 1 capital to risk-weighted assets	12,691	22.71	3,353	4.50	4,471	6.50
Tier 1 (core) capital to risk-weighted assets	12,691	22.71	2,515	6.00	3,633	8.00
Tier 1 (core) capital to tangible assets	12,691	11.53	4,401	4.00	5,501	5.00
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total capital to risk-weighted assets	$9,457	17.88%	$4,231	8.00%	$5,289	10.00%
Common equity tier 1 capital to risk-weighted assets	8,789	16.62	3,173	4.50	4,231	6.50
Tier 1 (core) capital to risk-weighted assets	8,789	16.62	2,380	6.00	3,438	8.00
Tier 1 (core) capital to tangible assets	8,789	8.96	3,913	4.00	4,891	5.00
The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limites are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.
The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 0.625% at December 31, 2016. The net unrealized gain or loss on available-for-sale securities and the defined benefit and postretirement medical plans are not included in computing regulatory capital.
Dividend Restrictions — The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. No dividends would be available to be paid to shareholders at December 31, 2016.
NOTE 12 — FAIR VALUE MEASUREMENTS
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 12 — FAIR VALUE MEASUREMENTS (Continued)

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

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 12 — FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015 are summarized below:
	Level 2
	December 31, 2016	December 31, 2015
Financial Assets
Available-for-sale securities	$25,162	$11,224
	$25,162	$11,224

Presented in the table below are assets measured at fair value on a nonrecurring basis using Level 3 inputs at December 31, 2016 and December 31, 2015:
	Level 3
	December 31, 2016	December 31, 2015
Impaired loans (collateral dependent)
One-to four-family, owner occupied	$39	$221
One-to four-family, non-owner occupied	—	60
Total financial assets	39	281
Nonfinancial assets
Real estate owned, net:
One-to four-family, owner occupied	—	667
Total nonfinancial assets	$—	$667
Total assets measured at fair value on a nonrecurring basis	$39	$948

Impaired loans that required Level 3 adjustments during the years ended December 31, 2016 and 2015 had carrying amounts of  $39 and $948, respectively, which consisted of specific valuation allowances or amounts charged off to the allowance for loan losses of  $9 and $117, respectively.
Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned at December 31, 2015 was $667. There were no write downs of real estate owned the year ended December 31, 2015. There were no real estate owned at December 31, 2016 as all properties were sold during the year.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 12 — FAIR VALUE MEASUREMENTS (Continued)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2016 and December 31, 2015:
	Level 3 Quantitative Information
	December 31, 2016	December 31, 2015	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Impaired real estate loans net, with specific allocations:
One-to four-family, owner occupied	$39	$221	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%
One-to four-family, non-owner occupied	$—	$60	Sales comparison approach	Discount rate, estimated timing of cash flows	2% to 28%
Real estate owned net:
One-to four-family, owner occupied	$—	$667	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%
Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value and are considered Level 1 assets and liabilities. These items include cash and cash equivalents and accrued interest receivable and payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at December 31, 2016 and December 31, 2015 are summarized below:
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2016
Financial assets
Available-for-sale securities	$25,162	$—	$25,162	$—	$25,162
Restricted equity securities(1)	837	NA	NA	NA	NA
Loans, net	74,248	—	—	75,877	75,877
Financial liabilities
Deposits	$88,471	$25,497	$64,082	$—	$89,579
FHLB Advances	6,000	—	6,158	—	6,158
December 31, 2015
Financial assets
Available-for-sale securities	$11,224	$—	$11,224	$—	$11,224
Restricted equity securities(1)	837	NA	NA	NA	NA
Loans, net	74,302	—	—	76,945	76,945
Financial liabilities
Deposits	$80,013	$20,784	$59,411	$—	$80,195
FHLB Advances	9,000	—	9,201	—	9,201

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 12 — FAIR VALUE MEASUREMENTS (Continued)

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
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Loan commitments and related activities:   Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.
The contractual amount of financial instruments with off-balance-sheet risk at December 31, 2016 and 2015 was as follows:
	December 31,
	2016	2015
Loan commitments	$345	$858
Unused lines of credit	$1,165	$628
Commitments to originate mortgage loans are legally binding agreements to lend to the Company’s customers and generally are made for 180 days or less. Interest rates for our loan commitments and unused lines of credit ranged from 2.85% to 7.05% and 1.99% to 6.00% at December 31, 2016 and 2015, respectively.
Financial instruments with off-balance-sheet risk:   The Company has no additional financial instruments with off-balance-sheet risk.
Contingencies:   The Company is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not have any material adverse effect on the financial statements of the Company.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 14 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEET
DECEMBER 31, 2016
ASSETS
Cash and cash equivalents	$1,228
ESOP loan receivable	627
Investment in banking subsidiary	10,944
Total assets	$12,799
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$—
Maximum cash obligation related to ESOP shares	41
Shareholders’ equity	12,758
Total liabilities and shareholders’ equity	$12,799

CONDENSED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2016
Interest income	$11
Income before equity in undistributed income of subsidiary	11
Equity in undistributed income (losses) of subsidiary	(470)
Net loss before income taxes	(459)
Income taxes	—
Net loss	$(459)

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 14 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
Cash Flows From Operating Activities
Net loss	$(459)
Adjustments to reconcile loss to cash provided by provided by operating activities:
Change in other assets	—
Change in accounts payable and other liabilities	—
Gain on sale of available-for-sale securities	—
Undistributed losses of subsidiary	470
Net cash provided by operations	11
Cash Flows From Investing Activities
Purchases of securities available-for-sale	—
Proceeds from sales of securities available-for-sale	—
Payments received on ESOP loan	34
Investmnet in bank subsidiary	(5,000)
Net cash used in investing activities	(4,966)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	6,183
Net cash used in financing activities	6,183
Change in cash and cash equivalents	1,228
Cash and cash equivalents, beginning of year	—
Cash and cash equivalents, end of year	$1,228

NOTE 15 — SUBSEQUENT EVENTS
On January 30, 2017, the Company entered into an agreement to purchase four lots adjacent to the Company’s Maryville, IL branch at a purchase price of  $335. The lots are owned by a Board of Director member and his brother. The purchase price was determined by independent appraisals. The agreement was approved by the board of directors of the Company, and the closing of the purchase was on March 29, 2017.

ITEM 9.
Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.
ITEM 9A.
Controls and Procedures

(a)
Disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as December 31, 2016. Based upon that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. During the period ended December 31, 2016, there has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year ending December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
(b)
Internal control over financial reporting

During the year ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
ITEM 9B.
Other Information

None.
ITEM 10.
Directors, Executive Officers and Corporate Governance

Executive Officers of Best Hometown Bancorp, Inc. and Best Hometown Bank
The following table sets forth information regarding the executive officers of Best Hometown Bancorp and Best Hometown Bank. Age information is as of December 31, 2016. The executive officers of Best Hometown Bancorp and Best Hometown Bank are elected annually.
Name	Age	Position
Ronnie R. Shambaugh	67	President and Chief Executive Officer
David W. Gansner	56	Executive Vice President — Chief Loan Officer
H. Allen Salter, CPA	51	Executive Vice President — Chief Financial Officer
Cynthia T. Knebel	62	Chief Operations Officer

Directors of Best Hometown Bancorp, Inc. and Best Hometown Bank
Best Hometown Bancorp has seven directors. Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. Directors of Best Hometown Bank will be elected by Best Hometown Bancorp as its sole stockholder. Each director of Best Hometown Bancorp is also a director of Best Hometown Bank. The following table states our directors’ names, their ages as of December 31, 2016, the years when they began serving as director and when their current term as directors of Best Hometown Bancorp expires:
Name	Position(s) Held With Best Hometown Bank	Age	Director Since(1)	Current Term Expires
LaMont K. Docter	Chairman of the Board	66	1983	2019
Stephen J. Alabach	Director	51	2015	2017
Stephen G. Eovaldi	Director	58	2015	2019
David W. Gansner	Executive Vice President — Chief Loan Officer and Director	56	2014	2018
Michael J. Keefe	Vice Chairman of the Board	71	2010	2018
Ronnie R. Shambaugh	President and Chief Executive Officer and Director	67	2013	2019
Richard B. Wallace	Director	78	1988	2017

(1)
Includes service with Best Hometown Bancorp and Best Hometown Bank.

The Business Background of Our Directors and Executive Officers
The biographies of each of our directors and executive officers are set forth below. With respect to directors, the biographies also contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating Committee to determine that the person should serve as a director.
Directors
LaMont K. Docter.   Mr. Docter is a former owner of Maclair Asphalt Sales located in Collinsville, Illinois. He retired from Maclair upon its sale in 2005, and has served on the Board of Directors of Best Hometown Bank since 1983. Mr. Docter has a degree in Economics from Colorado College. His business experience and knowledge of the community served by Best Hometown Bank makes him an invaluable resource to the Board.
Stephen J. Alabach.   Mr. Alabach is a tenured insurance professional with over 26 years of experience in the insurance industry. He has worked with the Charles L. Crane Agency in St. Louis, Missouri, since February 2006, where he is presently a director and executive vice president and responsible for the oversight of a substantial and long standing book of business. Mr. Alabach’s previous positions have included the management of a team of insurance specialists for a Fortune 500 organization. He is a graduate of Washington University, St. Louis, Missouri, with a degree in Economics. Mr. Alabach is active in the community and works with various non-profit organizations. He provides the Board extensive knowledge of the insurance market in the community Best Hometown Bank serves.
Stephen G. Eovaldi.   Mr. Eovaldi has been a principal at the accounting firm of Eovaldi Caciano & Co., P.C., for the past 28 years. Mr. Eovaldi has a degree in Accounting from Eastern Illinois University and a Masters degree in Accounting from Illinois State University. He is a Certified Public Accountant. He has also taught accounting at Illinois State University and Belleville Area College. Mr. Eovaldi’s accounting experience makes him a valuable resource to the Board.
David W. Gansner.   Mr. Gansner joined Best Hometown Bank as Executive Vice President — Chief Loan Officer in August 2014. He is a commercial and residential lender with over 34 years of community banking experience, including serving as Vice President of Commercial Lending with First National Bank,

Staunton, Illinois from 2003 until 2014, and Vice President with The Bank of Edwardsville, Edwardsville, Illinois from 1994 until 2003. Mr. Gansner has a degree in Business from Eastern Illinois University. His extensive lending experience brings the Board additional knowledge of the commercial banking markets that Best Hometown Bank serves and seeks to serve in the future.
Michael J. Keefe.   Mr. Keefe has 26 years of community banking experience and most recently served as a loan officer at Bank of Edwardsville in Collinsville, Illinois from 1998 until his retirement in 2008. He has a degree in Political Science from St. Louis University, and a Masters degree and an MBA from Southern Illinois University at Edwardsville. He entered the United States Air Force as a 2nd Lieutenant and ended his military career as a Captain. Mr. Keefe is active in local community and business organizations. His lending experience provides the Board with valuable insight into the local banking market served by Best Hometown Bank.
Ronnie R. Shambaugh.   Mr. Shambaugh has over 45 years of community banking experience. He was hired by Best Hometown Bank as Chief Financial Officer and Senior Vice President in April 2012, and appointed President, Chief Executive Officer and director in April 2013. Prior to serving with Best Hometown Bank, Mr. Shambaugh served as Vice President and Chief Loan Officer of State Bank of Paw Paw, in Paw Paw, Illinois from December 2010 until April 2012, and as Vice President and Loan Officer of Casey State Bank, Casey, Illinois from August 2006 until April 2010. He also served as President and Chief Executive Officer of Rantoul First Bank, Rantoul, Illinois from 2001 until 2006. Mr. Shambaugh has a degree in Business Administration from Eureka College, and graduated from the Graduate School of Banking in Madison, Wisconsin. Mr. Shambaugh is active in local community and business organizations. He offers the Board extensive banking experience and knowledge of the local banking market. His position as President and Chief Executive Officer provides a direct line of communication between senior management and the Board.
Richard B. Wallace.   Mr. Wallace is an attorney since 1970 and the owner of Wallace Realtors, a real estate agency located in Collinsville since 1969. Mr. Wallace received a bachelor’s degree from Westminster College in Fulton, Missouri in 1960, before serving in the United States Army and attaining the rank of Captain. Mr. Wallace earned a J.D. degree from the St. Louis University School of Law in 1970. A life-long resident of Collinsville, Mr. Wallace is active in local community and business organizations. He is a past director of the Collinsville Chamber of Commerce and Oliver C. Anderson Hospital in Maryville, Illinois, and has served as president of the Collinsville-Edwardsville Board of Realtors and is a Realtor Emeritus of the National Association of Realtors. He has also served as president of the Board of Trustees of the Collinsville Memorial Public Library for numerous terms, and successive terms as president of the Congregation of Good Shepherd Lutheran Church of Collinsville, Illinois. Mr. Wallace brings the Board his knowledge of the real estate market served by the Bank.
Executive Officers Who Are Not a Directors
H. Allen Salter, CPA.   Mr. Salter joined Best Hometown Bank as Executive Vice President and Chief Financial Officer in October 2016. Mr. Salter was previously the Executive Vice President and Chief Financial Officer at Oconee Federal Financial Corp. and its wholly-owned subsidiary Oconee Federal Savings and Loan Association (“Oconee”) from August 2012 to March 2016. Prior to joining Oconee, Mr. Salter spent 12 years in public working at several different firms, including PricewaterhouseCoopers and top 10 national firms. Most of Mr. Salter’s public accounting experience centered on providing assurance and advisory services to financial institutions and real estate investment and management companies. Mr. Salter also served three years with the Federal Home Loan Bank of Atlanta as a financial accounting and reporting manager from January 2001 to December 2004. Prior to his accounting and banking career, Mr. Salter served for 12 years in the United States Air Force, from 1984 to 1996. Mr. Salter earned his Bachelor and Master of Accountancy degrees at The University of Mississippi in 1988 and 1989. Mr. Salter has been a licensed Certified Public Accountant since September of 2000.
Cynthia T. Knebel.   Ms. Knebel joined Best Hometown Bank as Chief Financial Officer in May 2013 and in October 2016, she took over as the Chief Operating Officer. Prior to joining Best Hometown Bank, she served as Operations Branch Manager in both the Edwardsville and Highland, Illinois branches at National Bank of Hillsboro from August 2010 until November 2011, and as Assistant Vice President and Banking Center Manager of Premier Bank, Fairview Heights, Illinois from 2007 until 2009. Ms. Knebel has over 45 years of experience in community bank management, operations, accounting and compliance. Ms. Knebel graduated from the Graduate School of Banking in Madison, Wisconsin and the Bank Operations and Management School in Dallas, Texas. Ms. Knebel has experience in all facets of banking operations, and has been active in community and business organizations.
Section 16(a) Beneficial Ownership Reporting Compliance
Our executive officers and directors and beneficial owners of greater than 10% of our outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended December 31, 2016, no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.
Code of Ethics
Best Hometown Bancorp has adopted a Code of Ethics that is applicable to its senior financial officers, including the principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions.
ITEM 11.
Executive Compensation

The table below summarizes the total compensation paid to or earned by our Chief Executive Officer and Executive Vice President — Chief Loan Officer (“named executive officers”) for the years ended December 31, 2016 and 2015.
Summary Compensation Table
Name and principal position	Year	Salary	Bonus	All Other Compensation(1)	Total
Ronnie R. Shambaugh President and Chief Executive Officer	2016	$160,000	$—	$19,361	$179,361
	2015	$141,628	$10,000	$17,610	$169,238
David W. Gansner Executive Vice President — Chief Loan Officer	2016	$105,000	$—	$17,711	$122,711
	2015	$100,000	$5,000	$14,169	$119,169

(1)
A break-down of the various elements of compensation in this column for 2016 is set forth in the following table:

All Other Compensation
Name	Board Fees	Employer Contributions to 401(k) Plan	Total All Other Compensation
Mr. Shambaugh	$14,561	$4,800	$19,361
Mr. Gansner	$14,561	$3,150	$17,711
Benefit Plans and Agreements
Employment Agreements.   Best Hometown Bank maintains employment agreements with Messrs. Ronnie R. Shambaugh and David W. Gansner. All payments provided for in these agreements are paid by the Best Hometown Bank, but Best Hometown Bancorp guarantees payment and provision of all amounts and benefits due to the executives. In no circumstances will the executives receive double payments. Our continued success depends to a significant degree on the skills and competence of Messrs. Shambaugh and Gansner and the employment agreements are intended to ensure that we maintain a stable management base.
The employment agreements, entered into on July 1, 2016, have initial terms of three years. Commencing as of the first anniversary date of the effective date of the employment agreements, and on each anniversary thereafter, the board of directors may renew the agreement for an additional year so that the remaining term will again become three years. In addition to base salary, the agreement provides for, among other things, participation in bonus programs and other benefit plans and arrangements applicable to executive employees. The current base salaries for Messrs. Shambaugh and Gansner are $168,000 and $110,250, respectively. We may terminate each executive’s employment for cause at any time, in which event he would have no right to receive compensation or other benefits for any period after his termination of employment.
Certain events resulting in the executive’s termination or resignation will entitle him to payments of severance benefits following the termination of his employment. In the event of the executive’s involuntary termination for reasons other than for cause, disability or retirement, or in the event he resigns during the term of the agreement following (a) the failure to appoint him to the executive position set forth in the agreement, (b) a material change in his function, duties or responsibilities resulting in a reduction of the responsibility, scope, or importance of his position, (c) a relocation of his office by more than 30 miles, (d) a material reduction in the benefits or perquisites paid to the him unless the reduction is part of a reduction that is generally applicable to employees of Best Hometown Bank, or (e) a material breach of the employment agreement by Best Hometown Bank, then the executive would become entitled to a severance payment in the form of a cash lump sum equal to the base salary and incentive or bonus awards he would have earned for the remaining unexpired term of the employment agreement. In addition, he would become entitled, at no expense to him, to the continuation of life insurance and non-taxable medical and dental coverage for the remaining unexpired term of the employment agreement, or if the coverage is not permitted by applicable law or if providing the benefits would subject Best Hometown Bank to penalties, he will receive a cash lump sum payment equal to the value of the benefits.
In the event of a change in control of Best Hometown Bank or Best Hometown Bancorp followed by the executive’s involuntary termination other than for cause, disability or retirement, or upon his resignation for one of the reasons set forth above thereafter, he would become entitled to a severance payment in the form of a cash lump sum equal to three times his “base amount,” as that term is defined for purposes of Internal Revenue Code Section 280G (i.e., the average annual taxable income paid to him for the five taxable years preceding the taxable year in which the change in control occurs). In addition, he would become entitled, at no expense to him, to the continuation of life insurance and non-taxable medical and dental coverage for 36 months following his termination of employment, or if the coverage is not permitted by applicable law or if providing the benefits would subject Best Hometown Bank to penalties, he will receive a cash lump sum payment equal to the value of the benefits.
Under the employment agreement, if the executive becomes disabled, he will receive benefits under any short-term or long-term disability plans maintained by Best Hometown Bank.
In the event of the executive’s death, his estate or beneficiaries will be paid his base salary through the end of the month in which his death occurs and his dependents will be entitled to continued non-taxable medical, dental and other health insurance for one year following his death.
Upon termination of the executive’s employment (other than following a change in control), he will be subject to certain restrictions on his ability to compete or to solicit business or employees of Best Hometown Bank and Best Hometown Bancorp for a period of one year following his termination of employment.
Defined Benefit Pension Plan.   Best Hometown Bank participates in an employer defined benefit pension plan (the “Pension Plan”). Effective October 14, 2010, the annual benefit provided to employees under the Pension Plan was frozen and no employees were eligible to enter the Pension Plan as participants following that date. Freezing the Pension Plan eliminated all future benefit accruals; however, the accrued benefits as of October 14, 2010 remain. During the year ended December 31, 2016, Best Hometown Bank recognized $117,000 as a Pension Plan expense.

Director Compensation
The following table sets forth for the year ended December 31, 2016, certain information as to the total remuneration we paid to our directors other than directors Shambaugh and Gansner. Information with respect to director compensation paid to directors Shambaugh and Gansner is included above in “— Executive Officer Compensation — Summary Compensation Table.”
Directors Compensation Table
Name	Fees earned or paid in cash	All Other Compensation	Total
Stephen J. Alabach	$8,494	$—	$8,494
LaMont K. Docter	$14,561	$—	$14,561
Stephen G. Eovaldi	$14,561	$—	$14,561
Michael J. Keefe	$14,561	$—	$14,561
Richard B. Wallace	$14,561	$—	$14,561
For the year ended December 31, 2016, each director of Best Hometown Bank was paid a fee of  $1,213 per meeting attended with one absence permitted with pay each year.
Each person who serves as a director of Best Hometown Bancorp also serves as a director of Best Hometown Bank. Directors do not earn additional fees only in his or her capacity as a board or committee member of Best Hometown Bank.

ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners.   Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of March 20, 2016, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers and the Best Hometown Bank Employee Stock Ownership Plan is 100 E. Clay Street, Collinsville, IL 62234. Except as provided, no shares held by directors or named executive officers were pledged as security. Percentages are based on 826,208 shares outstanding at March 20, 2016.
Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)	Percent of Shares of Common Stock Outstanding
Five Percent Stockholders
Best Hometown Bank ESOP	66,096(2)	8.0%
Joseph Stilwell Stilwell Partners, L.P. Stilwell Value LLC 111 Broadway, 12th Floor New York, New York 10006	79,000(3)	9.6%
Directors and Executive Officers
Directors
Stephen J. Alabach	2,500	*
LaMont K. Docter	12,500(4)	1.51%
Stephen G. Eovaldi	7,500	*
David W. Gansner	12,595(5)	1.52%
Michael J. Keefe	5,000	*
Ronnie R. Shambaugh	9,725(6)	1.18%
Richard B. Wallace	10,000	1.21%
Cynthia T. Knebel	5,050(7)	*
All directors and executive officers as a group (9 persons)	58,870	7.13%

*
Less than 1%.

(1)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.

(2)
As of March 20, 2017. An aggregate of 3,252 shares held in our employee stock ownership plan have been allocated to participant accounts.

(3)
Based on a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2017.

(4)
Includes 2,500 shares owned my Mr. Docter’s wife’s trust.

(5)
Includes 2,500 shares owned by Mr. Gansner’s wife.

(6)
Includes 1,000 shares owned by Mr. Shambaugh’s wife.

(7)
Includes 5,000 shares held in Mrs. Knebel’s 401(k) plan.

Changes in Control.   Management of Best Hometown Bancorp knows of no arrangements, including any pledge by any person of securities of Best Hometown Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.
ITEM 13.
Certain Relationships and Related Transactions, and Director Independence

Transactions With Certain Related Persons
The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by Best Hometown Bank to our executive officers and directors in compliance with federal banking regulations.
From time to time Best Hometown Bank has made loans to directors, employees and the immediate family members of directors and employees of the Bank and Best Hometown Bancorp. These loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and do not involve more than the normal risk of collectability or present other unfavorable features.
Board Independence
Although Best Hometown Bancorp is not be listed on the Nasdaq Stock Market (“Nasdaq”), the board of directors has chosen to apply the director independence rules of Nasdaq when determining whether Best Hometown Bancorp directors are independent. The board of directors has determined that each director, with the exception of directors Shambaugh and Gansner, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Directors Shambaugh and Gansner are not independent because they are executive officers of Best Hometown Bancorp.
ITEM 14.
Principal Accountant Fees and Services

Set forth below is certain information concerning aggregate fees billed for professional services rendered by BKD, LLP during the years ended December 31, 2016 and December 31, 2015.
	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees	$59,253	$49,150
Audit-Related Fees	$24,872	$—
Tax Fees	$12,200	$—
All Other Fees	$77,777	$—
Audit Fees.   Audit fees represent the aggregate fees billed to us for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements.
Audit Related Fees.   Audit-related fees billed to us during the years ended December 31, 2016 were related to quarterly reviews performed for each of our quarterly filings.
Tax Fees.   There were no fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance during the year ended December 31, 2016.
All Other Fees.   Other fees billed to us during the years ended December 31, 2016 and December 31, 2015 were for our recent conversion, procedures related to our registration filing, including comfort and bring-down letter procedures for our investment banker.

The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax compliance services and tax advice rendered, is compatible with maintaining the independence of BKD, LLP. The Audit Committee concluded that performing such services does not affect the independence of BKD, LLP in performing its function as our independent registered public accounting firm.
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit-related fees and all other fees described above were approved as part of our engagement of BKD, LLP.

PART IV
ITEM 15.   Exhibits and Financial Statement Schedules
3.1	Charter of Best Hometown Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-210109), as amended, initially filed with the SEC on March 11, 2016)
3.2	Bylaws of Best Hometown Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210109), as amended, initially filed with the SEC on March 11, 2016)
4	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (File No. 333-210109), as amended, initially filed with the SEC on March 11, 2016)
10.1	Employment Agreement Between Best Hometown Bank and Ronnie R. Shambaugh (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2016)
10.2	Employment Agreement Between Best Hometown Bank and David W. Gansner (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2016)
14.1	Code of Ethics
21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Registrant’s Form S-1 (File No. 333-210109) initially filed with the SEC on March 11, 2016).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	The following materials from Best Hometown Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
ITEM 16.   Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Best Hometown Bancorp, Inc.
Date: March 30, 2017	By:	/s/ Ronnie R. Shambaugh
Ronnie R. Shambaugh President, Chief Executive Officer and Chairman (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Ronnie R. Shambaugh Ronnie R. Shambaugh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2017
/s/ H. Allen Salter, CPA H. Allen Salter	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2017
/s/ David W. Gansner David W. Gansner	Executive Vice President — Chief Loan Officer and Director	March 30, 2017
/s/ LaMont K. Docter LaMont K. Docter	Chairman of the Board	March 30, 2017
/s/ Stephen J. Alabach Stephen J. Alabach	Director	March 30, 2017
/s/ Stephen G. Eovaldi Stephen G. Eovaldi	Director	March 30, 2017
/s/ Michael J. Keefe Michael J. Keefe	Director	March 30, 2017
/s/ Richard B. Wallace Richard B. Wallace	Director	March 30, 2017