Form 10-Q
period 2017-03-31
Best Hometown Bancorp, Inc.
filed 2017-05-12
CIK 1667840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

YES ☒ NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of May 15, 2017, there were 826,208 shares of the Registrant’s common stock issued and outstanding.

BEST HOMETOWN BANCORP, INC.

Form 10-Q Quarterly Report

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

ITEM 1. FINANCIAL STATEMENTS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$2,692	$1,776
Interest-earning deposits in banks	2,254	3,683
Total cash and cash equivalents	4,946	5,459
Available-for-sale securities	25,476	25,162
Loans	76,889	75,462
Allowance for loan losses	(1,192)	(1,214)
Net loans	75,697	74,248
Premises and equipment, net	3,458	3,141
Bank owned life insurance	3,402	-
Real estate owned, net	29	-
Accrued interest receivable
Investment securities	250	244
Loans receivable	81	74
Deferred tax asset	133	138
Restricted equity securities	405	837
Other assets	112	87
Total assets	$113,989	$109,390

LIABILITIES
Deposits
Noninterest-bearing	$5,588	$4,781
Interest-bearing	84,534	83,690
Total deposits	90,122	88,471
Federal Home Loan Bank ("FHLB") advances	9,000	6,000
Accrued defined benefit pension and postretirement plans	1,847	1,911
Other liabilities	289	209
Total liabilities	101,258	96,591

Commitments and contingencies
Redeemable common stock held by ESOP plan	55	41

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 826,208 shares issued and outstanding	8	8
Additional paid-in capital	6,841	6,839
Retained earnings - substantially restricted	8,215	8,330
Unearned Employee Stock Ownership Plan ("ESOP"), 61,742 and 62,844 shares	(620)	(628)
Accumulated other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale securities	(257)	(269)
Net unrealized losses on defined benefit pension plan and postretirement medical plans, net	(1,456)	(1,481)
Total accumulated other comprehensive loss, net of tax	(1,713)	(1,750)
Less maximum cash obligation related to ESOP shares	(55)	(41)
Total shareholders' equity	12,676	12,758
Total liabilities and shareholders' equity	$113,989	$109,390

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Interest income:
Loans receivable	$818	$821
Investment securities, taxable	101	46
Other interest-earning assets	9	9
Total interest income	928	876
Interest expense:
Deposits	261	238
Advances from FHLB	38	71
Total interest expense	299	309
Net interest income	629	567
Provision for loan losses	-	-
Net interest income after provision for loan losses	629	567
Noninterest income:
Service charges on deposit accounts	17	18
Income on bank owned life insurance	2	-
Other	21	16
Total noninterest income	40	34
Noninterest expense:
Salaries and employee benefits	428	412
Occupancy and equipment	117	87
Data processing	56	51
Professional and supervisory fees	93	83
Office expense	14	11
Advertising	16	9
FDIC deposit insurance	8	21
Provision for real estate owned and related expenses	1	9
Other	51	51
Total noninterest expense	784	734
Loss before income taxes	(115)	(133)
Income tax expense	-	-
Net loss	$(115)	$(133)

Basic net loss per share	$(0.15)	NA

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net loss	$(115)	$(133)
Other comprehensive income:
Unrealized gain on available-for-sale securities :
Unrealized holding gain arising during the period	18	$89
Reclassification adjustment for gains included in net income	-	-
Tax effect	(6)	(30)
Net of tax	12	59

Defined benefit pension and post retirement medical plans:
Net gain (loss) arising during the period on plans	-	-
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net periodic pension cost	25	27
Tax effect	-	-
Net of tax	25	27
Total other comprehensive income	37	86
Comprehensive loss	$(78)	$(47)

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)

(Unaudited)

						Net Unrealized
						Losses
					Net Unrealized	On Defined	Maximum
		Additional		Unearned	Losses	Benefit Pension and	Cash Obligation
	Common	Paid-In	Retained	ESOP	On Available-for-sale	Postretirement	Related to
	Stock	Capital	Earnings	Shares	Securities, Net	Medical Plans, Net	ESOP Shares	Total

Balance at December 31, 2015	$-	$-	$8,789	$-	$(85)	$(1,842)	$-	$6,862
Net loss	-	-	(133)	-	-	-	-	(133)
Other comprehensive income	-	-	-	-	59	27	-	86
Balance at March 31, 2016	$-	$-	$8,656	$-	$(26)	$(1,815)	$-	$6,815

Balance at December 31, 2016	$8	6,839	8,330	(628)	(269)	(1,481)	$(41)	$12,758
Net loss	-	-	(115)	-	-	-	-	(115)
Other comprehensive income	-	-	-	-	12	25	-	37
ESOP shares earned	-	2	-	8	-	-	-	10
Change related to ESOP shares cash obligation	-	-	-	-	-	-	(14)	(14)
Balance at March 31, 2017	$8	$6,841	$8,214	$(620)	$(257)	$(1,456)	$(55)	$12,676

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31
	2017	2016

Cash flows from operating activities:
Net loss	$(115)	$(133)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation and amortization, net	186	83
Provision for loan losses	-	-
Income on bank owned life insurance	(2)	-
ESOP compensation expense	10	-
Net change in operating assets and liabilities:
Accrued interest receivable	(13)	2
Accrued interest payable	1	(21)
Other	36	(366)
Net cash provided by (used in) operating activities	103	(435)

Cash flows from investing activities:
Loan originations and repayments, net	(1,488)	1,666
Purchases of available-for-sale securities	(1,816)	(2,324)
Proceeds from maturities, paydowns and calls of available-for-sale securities	1,404	1,058
Purchase of bank owned life insurance	(3,400)	-
Redemptions of FHLB stock, net	432	-
Purchases of premises and equipment	(399)	(30)
Proceeds from sale of foreclosed real estate	-	44
Net cash provided by (used in) investing activities	(5,267)	414

Cash flows from financing activities:
Net change in deposits	1,651	4,406
Borrowings of FHLB advances	3,000	-
Repayments of FHLB advances	-	(3,000)
Net cash provided by financing activities	4,651	1,406
Change in cash and cash equivalents	(513)	1,385
Cash and cash equivalents at beginning of period	5,459	9,100
Cash and cash equivalents at end of period	$4,946	$10,485

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits	$261	$237
Interest on advances from FHLB	37	82

Real estate acquired in settlement of loans	$29	$-

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1) BASIS OF PRESENTATION

General

On June 29, 2016, Best Hometown Bank (the “Bank”) (formerly known as Home Federal Savings and Loan Association of Collinsville) completed its conversion (the “Conversion”) from a federally-chartered mutual savings association to the capital stock form of organization, including the establishment of a stock holding company, Best Hometown Bancorp, Inc. (“the Company”), as parent of the Bank. The stock holding company is organized under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank. In connection with the Conversion, the Company sold 826,208 shares of its common stock, including 66,096 shares (8% of shares sold) that were purchased by the Bank’s employee stock ownership plan (“ESOP”), at a price of $10.00 per share, for gross offering proceeds of $8.3 million. The cost of the conversion and issuance of common stock was $1,400, which was deducted from the gross offering proceeds. The Company contributed $5.0 million of the net proceeds from the offering by the Company to the Bank, and $1.2 million was retained by the Company. In addition, $661,000 of the net proceeds were used to fund a loan to the ESOP, with which the ESOP purchased Company shares.

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

The condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017, include Best Hometown Bancorp, Inc. and its wholly-owned subsidiary of the Bank. Intercompany transactions and balances have been eliminated in consolidation. The financial statements for the three months ended March 31, 2016 represent the Bank only, as the conversion to stock form, including the formation of Best Hometown Bancorp, Inc. was completed on June 29, 2016. References herein to the Company for periods prior to the completion of the stock conversion should be deemed to refer to the Bank.

The accompanying condensed balance sheet of the Bank as of December 31, 2016, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, were prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Bank for the year ended December 31, 2016 included in the Registrant’s Form S-1. Reference is made to the accounting policies of the Bank described in the Notes to Financial Statements contained in the Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2017, herein are not necessarily indicative of the results of operations to be expected for the entire year. Some items in the statement of operations for the three months ended March 31, 2016 were reclassified to conform to the current presentation and had no effect on net income or shareholders’ equity.

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

Contingencies

The Company is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not have any material adverse effect on the financial statements of the Company.

(2) NEW ACCOUNTING STANDARDS

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20). The update changes the amortization period of associated premiums with the purchase of callable debt securities from amortization over the life of the security to the earliest call date of the security. The standard takes effect for fiscal years and interim periods within those fiscal years, beginning after Dec. 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company intends to early adopt this standard. Adoption will not have an effect on the Company’s consolidated financial statements as the company does not presently own any callable debt securities.

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently preparing for the implementation of this new credit loss standard and evaluating its effects on our financial statements and disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

(3) EARNINGS PER SHARE

Basic EPS or loss per common share is determined by dividing net earnings or loss available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

Three Months Ended
March 31, 2017
Loss per share
Net loss	$(115)
Weighted average common shares outstanding	826,208
Less: average unearned ESOP shares	(62,293)
Weighted average common shares outstanding	763,915
Basic loss per share	$(0.15)

Given a net loss for the three months ended March 31, 2017, only basic loss per share is applicable. There were no shares outstanding during the three months ended March 31, 2016.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4) SECURITIES AVAILABLE FOR SALE

Debt and mortgage-backed securities have been classified in the condensed consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at March 31, 2017 and December 31, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agency SBAP security	$1,003	$-	$(28)	$975
U.S. Government agency mortgage-backed securities - residential	24,861	3	(363)	24,501
	$25,864	$3	$(391)	$25,476

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agency bonds	$1,005	$-	$(29)	$976
U.S. Government agency mortgage-backed securities - residential	24,563	4	(381)	24,186
Total	$25,568	$4	$(410)	$25,162

As of March 31, 2017 and December 31, 2016, investment securities with a carrying value of $0 were pledged for public deposits.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at March 31, 2017 and December 31, 2016. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

	Less than 12 Months			12 Months or Longer
			Number in			Number in
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
March 31, 2017	Value	Loss	Loss (1)	Value	Loss	Loss (1)
U.S. Government agency SBAP security	$975	$(28)	1	$-	$-	-
U.S. Government agency mortgage-backed securities - residential	20,010	(307)	28	3,250	(56)	8
	$20,985	$(335)	29	$3,250	$(56)	8

	Total
			Number in
	Fair	Unrealized	Unrealized
March 31, 2017	Value	Loss	Loss (1)
U.S. Government agency SBAP security	$975	$(28)	1
U.S. Government agency mortgage-backed securities - residential	23,260	(363)	36
Total	$24,235	$(391)	37

(1) Represents actual number of securities in an unrealized loss position.

	Less than 12 Months			12 Months or Longer
			Number in			Number in
	Fair	Unrealized	Unrealized	Market	Unrealized	Unrealized
December 31, 2016	Value	loss	Loss (1)	Value	loss	Loss (1)
U.S. Government agency bonds	$976	$(29)	1	$-	$-	0
U.S. Government agency mortgage-backed securities - residential	19,341	(320)	26	3,500	(61)	8
Total	$20,317	$(349)	27	$3,500	$61	8

	Total
			Number in
	Fair	Unrealized	Unrealized
December 31, 2016	Value	Loss	Loss (1)
U.S. Government agency bonds	$976	$(29)	1
U.S. Government agency mortgage-backed securities - residential	22,841	(381)	34
Total	$23,817	$(410)	35

(1) Represents actual number of securities in an unrealized loss position.

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

Total fair value securities with unrealized losses at March 31, 2017 and December 31, 2016, was $24,235 and $23,817, which was approximately 95% at both March 31, 2017 and December 31, 2016, of the Company’s available for sale securities. None of the unrealized losses at March 31, 2017 were recognized into net income for the three months ended March 31, 2017 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at December 31, 2016 were recognized as having OTTI during the three months ended March 31, 2017.

Because the actual cash flows for the SBAP security and mortgage-backed securities may differ from their contractual maturities, a maturity table is not shown.

There were no sales of securities available-for-sale during the three months ended March 31, 2017 and 2016.

(5) LOANS

The components of loans at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
Real estate loans:
One-to four-family, owner occupied	$47,238	$47,971
One-to four-family, non-owner occupied	5,231	5,251
Commercial and multi-family	18,320	17,785
Construction and land	2,952	2,676
Commercial business loans	2,046	921
Consumer loans	1,135	901
	76,922	75,505
Net deferred loan fees	(33)	(43)
Total	$76,889	$75,462

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016 by portfolio segment:

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2017
Real estate loans:
One-to-four family, owner occupied	$657	$12	$(28)	$6	$647
One-to-four family, non-owner occupied	113	(4)	-	-	109
Commercial and multi-family	309	8	-	-	317
Construction and land	42	2	-	-	44
Commercial business loans	18	23	-	-	41
Consumer loans	26	8	-	-	34
Unallocated	49	(49)	-	-	-
	$1,214	$-	$(28)	$6	$1,192

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2016
Real estate loans:
One-to-four family, owner occupied	$771	$(20)	$-	$2	$753
One-to-four family, non-owner occupied	82	(9)	-	1	74
Commercial and multi-family	260	3	-	-	263
Construction and land	47	(4)	-	-	43
Commercial business loans	14	3	-	-	17
Consumer loans	19	(1)	-	-	18
Unallocated	56	28	-	-	84
	$1,249	$-	$-	$3	$1,252

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2017 and December 31, 2016:

	Ending Allowance on Loans			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
At March 31, 2017
Real estate loans:
One-to four-family, owner occupied	$-	$646	$646	$745	$46,493	$47,238
One-to four-family, non-owner occupied	-	110	110	80	5,151	5,231
Commercial and multi-family	-	317	317	67	18,253	18,320
Construction and land	-	44	44	14	2,938	2,952
Commercial business loans	-	41	41	-	2,046	2,046
Consumer loans	-	34	34	-	1,135	1,135
Unallocated	-	-	-	-	-	-
	$-	$1,192	$1,192	$906	$76,016	$76,922

	Ending Allowance on Loans			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated	Evaluated
	Impairment	Impairment	Total	Impairment	Impairment	Total
At December 31, 2016
Real estate loans:
One-to four-family, owner occupied	$9	$648	$657	$700	$47,271	$47,971
One-to four-family, non-owner occupied	-	113	113	110	5,141	5,251
Commercial and multi-family	-	309	309	69	17,716	17,785
Construction and land	-	42	42	16	2,660	2,676
Commercial business loans	-	18	18	-	921	921
Consumer loans	-	26	26	-	901	901
Unallocated	-	49	49	-	-	-
	$9	$1,205	$1,214	$895	$74,610	$75,505

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

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2017 and December 31, 2016, including the average recorded investment balance and interest earned for the three months ended March 31, 2017 and 2016:

	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$946	$745	$-	$915	$661	$-
One-to four-family, non-owner occupied	103	80	-	134	110	-
Commercial and multi-family	67	67	-	69	69	-
Construction and land	14	14	-	16	16	-
Commercial business loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	$1,130	$906	$-	$1,134	$856	$-

With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$-	$-	$-	$39	$39	$9
One-to four-family, non-owner occupied	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial business loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	$-	$-	$-	$39	$39	$9

Totals:
Real estate loans	$1,130	$906	$-	$1,173	$895	$9
Commercial loans	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Total	$1,130	$906	$-	$1,173	$895	$9

Generally, impaired loans with identified losses have been reduced by partial charge-offs and are carried at their estimated net realizable value. The Company believes no further allowance for loan losses were necessary at March 31, 2017 and December 31, 2016.

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2017 and 2016.  At March 31, 2017 and December 31, 2016, there were no residential real estate loans in the process of foreclosure.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	For the Three Months Ended
	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$703	$13	$1,683	$27
One-to four-family, non-owner occupied	95	2	82	-
Commercial and multi-family	68	-	-	-
Construction and land	15	-	-	-
Commercial business loans	-	-	-	-
Consumer loans	-	-	-	-
Total	$881	$15	$1,765	$27

With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$-	$-	$-	$-
One-to four-family, non-owner occupied	-	-	-	-
Commercial and multi-family	-	-	-	-
Construction and land	-	-	-	-
Commercial business loans	-	-	-	-
Consumer loans	-	-	-	-
Total	$-	$-	$-	$-

Totals:
Real estate loans	$881	$15	$1,765	$27
Commercial loans	-	-	-	-
Consumer and other loans	-	-	-	-
Total	$881	$15	$1,765	$27

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

Total past due loans and nonaccrual loans at March 31, 2017 and December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
March 31, 2017
Real estate loans:
One-to four-family, owner occupied	$508	$40	$19	$46,671	$47,238	$19	$-
One-to four-family, non-owner occupied	-	25	-	5,206	5,231	-	-
Commercial and multi-family	203	-	68	18,049	18,320	68	-
Construction and land	-	-	-	2,952	2,952	14	-
Commercial business loans	-	-	-	2,046	2,046	-	-
Consumer loans	-	-	-	1,135	1,135	-	-
	$711	$65	$87	$76,059	$76,922	$101	$-

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
December 31, 2016
Real estate loans:
One-to four-family, owner occupied	$505	$40	$39	$47,387	$47,971	$39	$-
One-to four-family, non-owner occupied	12	43	-	5,196	5,251	30	-
Commercial and multi-family	-	69	-	17,716	17,785	69	-
Construction and land	-	-	-	2,676	2,676	16	-
Commercial business loans	-	-	-	921	921	-	-
Consumer loans	3	-	-	898	901	-	-
	$520	$152	$39	$74,794	$75,505	$154	$-

Loan Grades:

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

Loan Portfolio Segments:

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

Construction and Land:   The Company makes construction loans to individuals for the construction of their primary residences and to commercial businesses for their real estate needs. These loans generally have maximum terms of nine months, and upon completion of construction convert to conventional amortizing mortgage loans. Residential construction loans have rates and terms comparable to one-to-four family residential mortgage loans that the Company originates. Commercial construction

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

loans have rates and terms comparable to other commercial real estate loans that we originate. During the construction phase, the borrower generally pays interest only. Generally, the maximum loan-to-value ratio of our owner-occupied construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. Commercial construction loans are generally underwritten pursuant to the same guidelines used for originating other commercial real estate loans.

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

Commercial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of its business and generally are collateralized by business assets. As a result, such loans and leases involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans and leases. Repayment of commercial loans largely depends on the successful operation of the business for which an operating loan is utilized.

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

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present total loans by risk grade and portfolio segment at March 31, 2017 and December 31, 2016:

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
March 31, 2017
Real estate loans:
One-to four-family, owner occupied	$44,718	$932	$150	$1,438	$-	$-	$47,238
One-to four-family, non-owner occupied	5,151	-	-	80	-	-	5,231
Commercial and multi-family	18,252	-	-	68	-	-	18,320
Construction and land	2,763	175	-	14	-	-	2,952
Commercial business loans	1,820	-	226	-	-	-	2,046
Consumer loans	1,135	-	-	-	-	-	1,135
	$73,839	$1,107	$376	$1,600	$-	$-	$76,922

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
At December 31, 2016:
Real estate loans:
One-to four-family, owner occupied	$45,335	$987	$250	$1,399	$-	$-	$47,971
One-to four-family, non-owner occupied	5,141	-	-	110	-	-	5,251
Commercial and multi-family	17,731	54	-	-	-	-	17,785
Construction and land	2,483	177	-	16	-	-	2,676
Commercial business loans	852	-	-	69	-	-	921
Consumer loans	901	-	-	-	-	-	901
	$72,443	$1,218	$250	$1,594	$-	$-	$75,505

(6) FHLB Advances

At March 31, 2017 and December 31, 2016, advances from the Federal Home Loan Bank were as follows:

	Interest	March 31,	December 31,
Maturity Date	Rate	2017	2016

September 21, 2017	**	$3,000	$-
March 12, 2018	4.92%	1,000	1,000
July 18, 2018	1.84%	3,000	3,000
July 18, 2019	2.21%	2,000	2,000
Total		$9,000	$6,000

** Interest is based on 3 month LIBOR -16 basis points. 0.99% at March 31, 2017.

Each advance is payable at its maturity date, with a prepayment penalty if paid earlier than its maturity date. The advances were collateralized by $34,874 and $46,544 of first mortgage loans under a blanket lien arrangement at March 31, 2017 and December 31, 2016. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $37,344 at March 31, 2017.

(7) EMPLOYEE STOCK OWNERSHIP PLAN

Employees participate in an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed from the Company to purchase 66,096 shares of the Company’s common stock at $10 per share on June 29, 2016. The Bank may make discretionary contributions to the ESOP and pays dividends on unallocated shares to the ESOP. The ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

recorded. Any dividends on allocated shares increase participant accounts. Participants receive the shares at the end of employment.

No contributions to the ESOP were made during the three months ended March 31, 2017. The expense recognized for the three months ended March 31, 2017 was $10 and is reported in salaries and wages.

ESOP shares at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31,	December 31,
	2017	2016
Committed to be released to participants	1,102	-
Allocated to participants	3,252	3,252
Unearned	61,742	62,844
Total ESOP shares	66,096	66,096

Fair value of unearned shares	$778	$792

(8) DEFINED BENEFIT AND POST RETIREMENT MEDICAL PLANS

Net periodic cost for the defined benefit pension plan and postretirement medical plan included the following components:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016

Service cost	$-	$-	$-	$-
Interest cost	33	36	9	10
Expected return on plan assets	(36)	(34)	-	-
Amortization:
Unrecognized net loss	25	27	2	2
Unrecognized prior service cost	-	-	(2)	(2)
Asset (loss) gain deferred	-	-	-	-
Net periodic cost	$22	$29	$9	$10

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table summarizes plan assets for the defined benefit pension plan, measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, segregated by the level of the inputs (as defined in Note 8) within the hierarchy used to measure fair value:

				Total
	Level 1	Level 2	Level 3	Fair Value

March 31, 2017
Pooled separate accounts	$-	$2,650	$-	$2,650

				Total
	Level 1	Level 2	Level 3	Fair Value

December 31, 2016:
Pooled separate accounts	$-	$2,558	$-	$2,558

During the three months ended March 31, 2017, benefits paid, employer contributions and the actual return on plan assets for the defined benefit pension plan were $69, $69, and $92, respectively. During the three months ended March 31, 2016, benefits paid, employer contributions, and the actual return on plan assets were $68, $0, and $25, respectively.

The Company’s defined benefit pension plan target allocations and weighted-average allocations by asset category are as follows:

		March 31,	December 31,
	Target Allocation 2017	2017	2016
Pooled separate accounts
Equity	30%-40%	36%	37%
Debt	60%-70%	64%	63%

The Company’s investment strategy is to maintain a diversified investment portfolio. Rebalancing occurs on a periodic basis to maintain the target allocations, but normal market activity may result in deviations. As a result of the percentage of equities held, actual return of plan assets for any period may fluctuate significantly due to changes in the stock market.

Accumulated other comprehensive loss, net for the benefit plans are summarized as follows:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	March 31,		March 31,
	2017	2016	2017	2016

Unrecognized prior service cost	$-	$-	$2	$2
Unrecognized net loss	25	27	(2)	(2)
	25	27	-	-
Tax effect	-	-	-	-
Unrecognized loss, net of taxes	$25	$27	$-	$-

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 are summarized below:

	Level 2
	March 31,	December 31,
	2017	2016
Financial Assets
Available-for-sale securities	$25,476	$25,162
	$25,476	$25,162

Presented in the table below are assets measured at fair value on a nonrecurring basis using Level 3 inputs at March 31, 2017 and December 31, 2016:

	Level 3
	March 31,	December 31,
	2017	2016
Impaired loans (collateral dependent)
One-to four-family, owner occupied	$20	$39
One-to four-family, non-owner occupied	-	-
Total financial assets	20	39

Nonfinancial assets
Real estate owned, net:
One-to four-family, owner occupied	29	-
Total nonfinancial assets	$29	$-
Total assets measured at fair value on a nonrecurring basis	$49	$39

The Company's impaired loans at March 31, 2017 and December 31, 2016 were measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. The carrying amounts of these loans were $20 and $39, respectively. At March 31, 2017, there were no specific valuation allowances on this loan as the impaired portion of the loan was charged-off against the allowance for loan losses. This loan had a specific valuation allowance of $9 at December 31, 2016.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value of real estate owned at March 31, 2017 consisted of one property recorded into real estate owned at fair value, less estimated costs to sell of $29. The resulting charge-off upon reclassification of the loan to real estate owned was $4. There was no real estate owned at December 31, 2016 and no write-downs of real estate owned during the three months ended March 31, 2016.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016:

	Level 3 Quantitative Information
	March 31,	December 31,
	2017	2016	Valuation	Unobservable
	Fair Value	Fair Value	Technique	Inputs	Range

Impaired real estate loans net, with specific allocations:
One-to-four family, owner occupied	$20	$39	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%
Real estate owned net:
One-to-four family, owner occupied	$29	$-	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 20%

Fair Value of Financial Instruments

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value and are considered Level 1 assets and liabilities. These items include cash and cash equivalents, accrued interest receivable and accrued interest payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at March 31, 2017 and December 31, 2016 are summarized below:

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2017
Financial assets
Available-for-sale securities	$25,476	$-	$25,476	$-	$25,476
Restricted equity securities (1)	405	NA	NA	NA	NA
Loans, net	75,697	-	-	76,852	76,852

Financial liabilities
Deposits	$90,122	$27,839	$63,377	$-	$91,216
FHLB Advances	9,000	-	9,143	-	9,143

December 31, 2016
Financial assets
Available-for-sale securities	$25,162	$-	$25,162	$-	$25,162
Restricted equity securities (1)	837	NA	NA	NA	NA
Loans, net	74,248	-	-	75,877	75,877

Financial liabilities
Deposits	$88,471	$25,497	$64,082	$-	$89,579
FHLB Advances	6,000	-	6,158	-	6,158

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

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations at March 31, 2017 and for the three months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Additional factors that may affect our results are discussed in Best Hometown Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 30, 2017, including under the section titled “Risk Factors”. These factors and the other factors listed above should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Registrant’s Form S-1 as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Our total assets increased $4.6 million, or 4.2%, to $114.0 million at March 31, 2017 from $109.4 million at December 31, 2016. The increase in total assets is primarily due to the $1.4 million increase in net loans and the purchase of bank owned life insurance of $3.4 million. The increase in total assets was supported by increases in our total deposits and FHLB advances of $4.6 million, or 4.9%, to $99.1 million at March 31, 2017 from $94.5 million at December 31, 2016.

Gross loans increased by $1.5 million, or 2.0%, to $76.9 million at March 31, 2017 from $75.5 million at December 31, 2016. All of our loan portfolio segments increased except for our one-to four-family owner and non-owner occupied loans. Our commercial and multifamily, construction and land, commercial business, and consumer loan segments increased by $535,000, $276,000, $1.1 million, and $234,000, respectively. In total, our one-to four-family, owner occupied and non-owner occupied loans decreased to $52.4 million at March 31, 2017 from $53.0 million at December 31, 2016. The decrease in one-to four-family loans and increase in all other loan segments, particularly, commercial and multi-family and commercial business loans, reflects our strategy of focusing our lending efforts more on commercial lending and an increase in demand for these types of loans during the first quarter of 2017.

Securities available for sale increased by $314,000, or 1.2%, to $25.5 million at March 31, 2017 from $25.2 million at December 31, 2016. The increase reflects approximately $1.8 million in purchase of additional U.S. government agency mortgage-backed securities, net of approximately $1.4 million in paydowns on these securities. Our strategy is to limit our investing activities and deploy as much of our funds into higher-yielding loans.

Real estate owned, net increased to $29,000 at March 31, 2017, which was the result of one foreclosure on a one-to four-family residential loan during the three months ended March 31, 2017, resulting in a charge off of approximately $4,000.

Our deposits increased $1.6 million, or 1.8%, to $90.1 million at March 31, 2017 from $88.5 million at December 31, 2016, with $807,000, or 16.8%, of the increase in noninterest-bearing deposits and $844,000, or 1.0%, in interest bearing deposits. The increase reflects a steady demand by our deposit products, particularly our money market savings and checking accounts.

FHLB advances increased to $9.0 million at March 31, 2017 from $6.0 million at December 31, 2016. In March of this quarter, we borrowed $3.0 million in a short-term, 6-month, advance at a variable rate of LIBOR -16 basis points to fulfill short-term liquidity needs to match our loan growth.

Shareholders’ equity decreased by $82,000, or 0.64%, to $12.7 million at March 31, 2017. The decrease in shareholders’ equity reflects our net loss of $115 thousand for the three months ended March 31, 2017, offset mainly by a decrease of $37,000, or 2.1%, of accumulated other comprehensive loss related to available-for-sale securities and the defined benefit and postretirement medical plans.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At March 31,	At December 31,
	2017	2016
	(Dollars in thousands)

Non-accrual loans:
Real estate mortgage loans:
One- to four-family, owner occupied	$19	$39
One- to four-family, non-owner occupied	-	30
Commercial and multi-family	68	69
Construction and land	14	16
Total non-accrual loans	101	154

Accruing loans past due 90 days or more:
Consumer loans	-	-

Accruing troubled debt restructured loans:
Real estate mortgage loans:
One- to four-family, owner occupied	87	87
Total accruing troubled debt restructured loans	87	87
Total non-performing loans	188	241

Foreclosed real estate held for sale:
One- to four-family	29	-
Total foreclosed real estate held for sale	29	-

Total non-performing assets	$217	$241

Total non-performing loans to total gross loans	0.24%	0.32%
Total non-performing assets to total assets	0.19%	0.22%

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $4,000 for the three months ended March 31, 2017 and no income was recognized on these loans for the three months ended March 31, 2017. There were no nonaccrual loans at March 31, 2016.

Interest income that would have been recorded had our trouble debt restructured loans been current in accordance with their original terms was $1,000 and $4,000 for the three months ended March 31, 2017 and 2016. Interest of $1,000 and $4,000 was recognized on these loans and is included in net income for the three months ended March 31, 2017 and 2016.

The decrease in nonperforming assets is a reflection of strong credit quality within our loan portfolio.

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

	For the Three Months Ended
	March 31, 2017				March 31, 2016
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$76,040		818	4.30%	$73,170		821	4.49%
Investment securities	25,848		101	1.56	11,361		46	1.62
Interest-bearing deposits	3,083		9	1.17	5,744		9	0.63
Total interest-earning assets	104,971		928	3.54	90,275		876	3.88
Noninterest-earning assets	5,330				7,407
Total assets	$110,301				$97,682
Liabilities and equity:
Interest-bearing liabilities:
Checking accounts	$442		1	0.92%	$290		-	-%
Savings accounts	7,345		1	0.06	7,950		1	0.05
Money market accounts	13,294		15	0.46	8,927		5	0.23
Certificates of deposit	62,817		244	1.58	60,580		232	1.56
Total interest-bearing deposits	83,898		261	1.26	77,747		238	1.24
FHLB advances and other	6,355		38	2.43	6,194		71	4.66
Total interest-bearing liabilities	90,253		299	1.34	83,941		309	1.50
Noninterest bearing deposits	6,286				4,008
Other noninterest-bearing liabilities	2,895				2,845
Total liabilities	99,434				90,794
Equity	10,867				6,888
Total liabilities and equity	$110,301				$97,682

Net interest income			$629				$567
Interest rate spread				2.20%				2.38%
Net interest margin				2.40%				2.51%
Average interest-earning assets to average interest-bearing liabilities	1.16	X			1.08	X

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. We recognized a net loss of $115,000 for the three months ended March 31, 2017 as compared to a net loss of $133,000 for the three months ended March 31, 2016. The decrease in net loss was primarily attributed to an increase in net interest income of $62,000, or 11.0%, to $629,000 for the three months ended March 31, 2017 from $567,000 for the three months ended March 31, 2016, offset partially by an increase in noninterest expense of $50,000, or 6.8%, to $784,000 for the three months ended March 31, 2017 compared to $734,000 for the three months ended March 31, 2016.

Interest Income. Interest income increased $52,000, or 5.9%, to $928,000 for the three months ended March 31, 2017 from $876,000 for the three months ended March 31, 2016. The increase in interest income reflects an increase in the average balances of interest-earning assets, which increased to $104.9 million for the three months ended March 31, 2017 from $90.3 million for the three months ended March 31, 2016. The increase in the average balances of interest-earning assets reflects our emphasis on investing in interest-earning assets the funds received from our conversion and public offering on June 29, 2016 and funds from increasing deposit levels since March 31, 2016. For the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, the average balance of loans increased to $76.0 million from $73.2 million and the average balance of investments increased to $25.8 million from $11.4 million. The average balance of interest-bearing deposits decreased to $3.1 million for the three months ended March 31, 2017 as compared to $5.7 million for the three months ended March 31, 2016 as more of our excess funds were deployed into higher-yielding loans and investment securities. The increase in the average balance of our interest-earning assets offset the decrease in the average yield on interest-earning assets, which decreased 34 basis points to 3.54% from 3.88% for the three months ended March 31, 2017 and 2016, respectively. The decrease in yield on loans reflects the sustained lower interest rate environment in our highly competitive market area, particularly for commercial loans. The decrease of 6 basis points in yield on our investment securities reflects the impact of higher prepayments on our mortgage-backed securities, which had a negative impact on the investment portfolio’s overall yield.

Interest Expense. Interest expense decreased by $10,000, or 3.2%, to $299,000 for the three months ended March 31, 2017 from $309,000 for the three months ended March 31, 2016. The decrease reflects a decrease in the average rate of our interest-bearing liabilities of 16 basis points to 1.34% for the three months ended March 31, 2017 from 1.50% for the three months ended March 31, 2016. The decrease in our average cost of funds reflects the 2.23 basis point decrease in the cost of FHLB advances to 2.43% for the three months ended March 31, 2017 from 4.66% for the three months ended March 31, 2016. The decrease in the average rate on FHLB advances was related to the maturity of $3.0 million of our advances and refinancing these maturing advances with advances with lower rates during the first quarter of 2016. Interest expense on FHLB advances decreased $33,000, or 46.5%, to $38,000 for the three months ended March 31, 2017 from $71,000 for the three months ended March 31, 2016. The decrease in the average cost of FHLB advances was offset partially by an increase in interest expense from our deposits, which increased $23,000, or 9.70%, to $261,000 for the three months ended March 31, 2017 from $238,000 for the three months ended March 31, 2016. The increase was primarily caused by an increase in the average balance of our deposits of $6.2 million, or 8.0%, to $83.9 million for the three months ended March 31, 2017 from $77.7 million for the three months ended March 31, 2016 due to the growth in our deposits. Money market accounts grew in average balance by $4.4 million, or 49.4%, to $13.3 million for the three months ended March 31, 2017 from $8.9 million for the three months ended March 31, 2016. Certificates of deposit grew in average balance by $2.2 million, or 3.6%, to $62.8 million from $60.6 million for the same periods.

Net Interest Income. Net interest income increased $62,000, or 10.9%, to $629,000 for the three months ended March 31, 2017 from $567,000 for the three months ended March 31, 2016, which was largely a reflection of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 1.16X for the three months ended March 31, 2017 from 1.08X for the three months ended March 31, 2016.

Provision for Loan Losses. There was no provision for loan losses for the three months ended March 31, 2017 or 2016, which is a reflection of our continued strong credit quality as evidenced by our continued low and decreasing levels of nonperforming loans.

Our total allowance for loans losses was 1.5% of total gross loans at March 31, 2017 as compared to 1.6% at December 31, 2016. We do not have an allowance for specifically identified impaired loans as we generally charge off identified impairments on impaired loans to the allowance for loan losses to a net realizable value on those loans. We do maintain an unallocated portion in our general allowance that we believe represents those probable incurred losses within our loan portfolio not specifically identified with any particular portfolio segment. We believe that with our increased emphasis on commercial lending as opposed to mortgage lending there are inherent credit risks that we have not yet quantified through historical experience.

Noninterest Income. Noninterest income increased $6,000, or 17.6%, to $40,000 for the three months ended March 31, 2017 from $34,000 for the three months ended March 31, 2016. The increase reflects both the recognition of $2,000 of income on bank owned life insurance related to the $3.4 million of bank owned life insurance purchased in March of 2017 and the increase of $5,000 in other noninterest income, which was due to higher loan related fees resulting from increased lending during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Noninterest Expense. Noninterest expense increased $50,000, or 6.8%, to $784,000 for the three months ended March 31, 2017 from $734,000 for the three months ended March 31, 2016. The increase largely attributed to increases in salaries and employee benefits, occupancy and equipment expenses, and professional and supervisory fees. Salary and employee benefits increased by $16,000, or 3.9%, to $428,000 for the three months ended March 31, 2017 from $412,000 for the three months ended March 31, 2016. The increase reflects normal pay increases for employees, additional expense associated with our ESOP, and the addition of our new chief financial officer and compliance officer. Occupancy and equipment expenses increased by $30,000, or 34.5%, to $117,000 for the three months ended March 31, 2017 from $87,000 for the three months ended March 31, 2016. The increase was primarily related to increased depreciation costs resulting from depreciation of renovation costs incurred for the renovation of our main office. Professional and supervisory fees increased by $10,000, or 12.0%, to $93,000 for the three months ended March 31, 2017 from $83,000 for the three months ended March 31, 2016. The increase in professional and supervisory fees was related to the increased costs associated with our conversion to a public company subsequent to the period ended March 31, 2016. These increases were partially offset by decreases in FDIC deposit insurance premiums and real estate owned expenses. FDIC deposit insurance premiums decreased by $13,000, or 62.0%, to $8,000 for the three months ended March 31, 2017 from $21,000 for the three months ended March 31, 2016, and real estate owned expenses decreased by $8,000, or 89.0%, to $1,000 for the three months ended March 31, 2017 from $9,000 for the three months ended March 31, 2016. FDIC deposit insurance premiums decreased as a result of the reduction of insurance premiums by the FDIC.

Income Tax Expense. There was no provision for income taxes for the three months ended March 31, 2017 or March 31, 2016. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available for sale securities, based upon our cumulative operating losses in recent years.

The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, FHLB advances, and repayments, maturities and calls of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2017.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Chicago (FHLB) that provide an additional source of funds. Our FHLB advances totaled $9.0 million at March 31, 2017. In addition, the Company has an irrevocable standby letter of credit with the FHLB of $2.7 million at March 31, 2017 to secure public deposits. At March 31, 2017, we had the ability to borrow up to an additional $37.3 million from the FHLB, subject to pledging additional collateral. We also have an unused open line of credit at The Independent BankersBank that would allow us to borrow up to $2.5 million at March 31, 2017.

The Company is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2017 and December 31, 2016, the Company exceeded all regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.

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

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Best Hometown Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”) as filed with the Securities and Exchange Commission on March 30, 2017, including under the section titled “Risk Factors, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At March 31, 2017, the risk factors for Best Hometown Bancorp, Inc. have not changed materially from those reported in our Form 10-K. However, the risks described in the Form 10-K are not the only risks that we face.

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

BEST HOMETOWN BANCORP, INC.

Date: May 12, 2017	/s/ Ronnie R. Shambaugh
Ronnie R. Shambaugh
President and Chief Executive Officer

Date: May 12, 2017	/s/ H. Allen Salter
H. Allen Salter, CPA
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Best Hometown Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

