Form 10-Q
period 2017-06-30
Best Hometown Bancorp, Inc.
filed 2017-08-09
CIK 1667840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of August 9, 2017, there were 826,208 shares of the Registrant’s common stock issued and outstanding.

BEST HOMETOWN BANCORP, INC.

Form 10-Q Quarterly Report

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

ITEM 1. FINANCIAL STATEMENTS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$1,336	$1,776
Interest-earning deposits in banks	3,252	3,683
Total cash and cash equivalents	4,588	5,459
Available-for-sale securities	21,082	25,162
Loans	80,486	75,462
Allowance for loan losses	(1,232)	(1,214)
Net loans	79,254	74,248
Premises and equipment, net	3,427	3,141
Bank owned life insurance	3,428	-
Real estate owned, net	82	-
Accrued interest receivable
Investment securities	253	244
Loans receivable	65	74
Deferred tax asset	119	138
Restricted equity securities	405	837
Other assets	94	87
Total assets	$112,797	$109,390

LIABILITIES
Deposits
Noninterest-bearing	$4,841	$4,781
Interest-bearing	84,319	83,690
Total deposits	89,160	88,471
Federal Home Loan Bank ("FHLB") advances	9,000	6,000
Accrued defined benefit pension and postretirement plans	1,837	1,911
Other liabilities	147	209
Total liabilities	100,144	96,591

Commitments and contingencies
Redeemable common stock held by ESOP plan	62	41

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 826,208 shares issued and outstanding	8	8
Additional paid-in capital	6,843	6,839
Retained earnings - substantially restricted	8,078	8,330
Unearned Employee Stock Ownership Plan ("ESOP"), 61,192 and 62,844 shares	(612)	(628)
Accumulated other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale securities	(232)	(269)
Net unrealized losses on defined benefit pension plan and postretirement medical plans, net	(1,432)	(1,481)
Total accumulated other comprehensive loss, net of tax	(1,664)	(1,750)
Less maximum cash obligation related to ESOP shares	(62)	(41)
Total shareholders' equity	12,591	12,758
Total liabilities and shareholders' equity	$112,797	$109,390

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income:
Loans receivable	$859	$822	$1,694	$1,654
Investment securities, taxable	106	52	207	98
Other interest-earning assets	7	11	16	20
Total interest income	972	885	1,917	1,772
Interest expense:
Deposits	266	257	527	495
Advances from FHLB	51	71	89	142
Total interest expense	317	328	616	637
Net interest income	655	557	1,301	1,135
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	655	557	1,301	1,134
Noninterest income:
Service charges on deposit accounts	22	16	39	33
Income on bank owned life insurance	26	-	28	-
Gain (loss) on sales of securities	(19)	-	(19)	-
Gain on sale of real estate owned	1	-	1	-
Other	4	7	8	12
Total noninterest income	34	23	57	45
Noninterest expense:
Salaries and employee benefits	425	328	852	741
Occupancy and equipment	116	87	234	174
Data processing	50	52	106	103
Professional and supervisory fees	133	107	225	189
Office expense	10	12	24	23
Advertising	17	17	33	26
FDIC deposit insurance	8	21	15	42
Provision for real estate owned and related expenses	14	49	15	48
Other	53	60	106	120
Total noninterest expense	826	733	1,610	1,466
Loss before income taxes	(137)	(153)	(252)	(286)
Income tax expense	-	-	-	-
Net loss	$(137)	$(153)	$(252)	$(286)

Basic net loss per share	$(0.18)	NA	$(0.33)	NA

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss	$(137)	$(153)	$(252)	$(286)
Other comprehensive income:
Unrealized gain on available-for-sale securities :
Unrealized holding gain arising during the period	18	$9	36	98
Reclassification adjustment for losses included in net income	19	-	19	-
Tax effect	(12)	(4)	(18)	(34)
Net of tax	25	5	37	64

Defined benefit pension and post retirement medical plans:
Net gain (loss) arising during the period on plans	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net periodic pension cost	24	29	49	56
Tax effect	-	-	-	-
Net of tax	24	29	49	56
Total other comprehensive income	49	34	86	$120
Comprehensive loss	$(88)	$(119)	$(166)	$(166)

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)

(Unaudited)

						Net Unrealized
						Losses
					Net Unrealized	On Defined	Maximum
		Additional		Unearned	Losses	Benefit Pension and	Cash Obligation
	Common	Paid-In	Retained	ESOP	On Available-for-sale	Postretirement	Related to
	Stock	Capital	Earnings	Shares	Securities, Net	Medical Plans, Net	ESOP Shares	Total

Balance at December 31, 2015	$-	$-	$8,789	$-	$(85)	$(1,842)	$-	$6,862
Net loss	-	-	(286)	-	-	-	-	(286)
Other comprehensive income	-	-	-	-	64	56	-	120
Proceeds from issuance of 826,208 shares of common stock	8	6,836		(661)				6,183
Balance at June 30, 2016	$8	$6,836	$8,503	$(661)	$(21)	$(1,786)	$-	$12,879

Balance at December 31, 2016	$8	6,839	8,330	(628)	(269)	(1,481)	$(41)	$12,758
Net loss	-	-	(252)	-	-	-	-	(252)
Other comprehensive income	-	-	-	-	37	49	-	86
ESOP shares earned	-	4	-	16	-	-	-	20
Change related to ESOP shares cash obligation	-	-	-	-	-	-	(21)	(21)
Balance at June 30, 2017	$8	$6,843	$8,078	$(612)	$(232)	$(1,432)	$(62)	$12,591

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(252)	$(286)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization, net	368	190
Provision for loan losses	-	-
Income on bank owned life insurance	(28)	-
Gain (loss) on sale of real estate owned	(1)	26
Loss on sales of securities	19	-
ESOP compensation expense	20	-
Net change in operating assets and liabilities:
Accrued interest receivable	-	(8)
Accrued interest payable	(4)	(10)
Other	(67)	203
Net cash provided by operating activities	55	115

Cash flows from investing activities:
Loan originations and repayments, net	(5,141)	2,214
Purchases of available-for-sale securities	(1,816)	(9,407)
Proceeeds from maturities, paydowns and calls of available-for-sale securities	2,710	1,947
Proceeds from sales of available-for-sale securities	2,998	-
Purchase of bank owned life insurance	(3,400)	-
Redemptions of FHLB stock, net	432	-
Purchases of premises and equipment	(430)	(157)
Proceeds from sale of foreclosed real estate	32	311
Net cash used in investing activities	(4,615)	(5,092)

Cash flows from financing activities:
Net change in deposits	689	5,673
Borrowings of FHLB advances	3,000	-
Repayments of FHLB advances	-	(3,000)
Proceeds from issuance of common stock	-	6,183
Net cash provided by financing activities	3,689	8,856
Change in cash and cash equivalents	(871)	3,879
Cash and cash equivalents at beginning of period	5,459	9,100
Cash and cash equivalents at end of period	$4,588	$12,979

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits	$527	$494
Interest on advances from FHLB	92	153

Real estate acquired in settlement of loans	$113	$122

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(1) BASIS OF PRESENTATION

General

On June 29, 2016, Best Hometown Bank (the “Bank”) (formerly known as Home Federal Savings and Loan Association of Collinsville) completed its conversion (the “Conversion”) from a federally-chartered mutual savings association to the capital stock form of organization, including the establishment of a stock holding company, Best Hometown Bancorp, Inc. (referred to herein as “the Company,” “we,” “us,” or “our”), as parent of the Bank. The stock holding company is organized under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank. In connection with the Conversion, the Company sold 826,208 shares of its common stock, including 66,096 shares (8% of shares sold) that were purchased by the Bank’s employee stock ownership plan (“ESOP”), at a price of $10.00 per share, for gross offering proceeds of $8.3 million. The cost of the conversion and issuance of common stock was $1.4 million, which was deducted from the gross offering proceeds. The Company contributed $5.0 million of the net proceeds from the offering by the Company to the Bank, and $1.2 million was retained by the Company. In addition, $661,000 of the net proceeds were used to fund a loan to the ESOP, with which the ESOP purchased Company shares.

Voting rights are held and exercised exclusively by the shareholders of the holding company. Deposit account holders continue to be insured by the FDIC up to the applicable limits. A liquidation account was established in an amount equal to the Bank’s total equity as of the latest balance sheet date in the final offering circular used in the conversion. Each eligible account holder or supplemental account holder are entitled to a proportionate share of this account in the event of a complete liquidation of the Bank, and only in such event. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance.

The Bank may not pay a dividend on its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the stock holding company is subject to certain regulations related to the repurchase of its capital stock.

The Conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

The accompanying unaudited consolidated financial statements of Best Hometown Bancorp, Inc.., which include the accounts of its wholly owned subsidiary Best Hometown Bank have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included to present fairly the financial position as of June 30, 2017 and December 31, 2016 and the results of operations and cash flows for the three and six months ended June 30, 2017 and 2016. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2017, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Some items in the statement of operations for the three and six months ended June 30, 2016 were reclassified to conform to the current presentation and had no effect on net income or shareholders’ equity.

Cash and cash equivalents include cash on hand, federal funds sold, overnight interest-bearing deposits and amounts due from other depository institutions.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(2) NEW ACCOUNTING STANDARDS

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20). The update changes the amortization period of associated premiums with the purchase of callable debt securities from amortization over the life of the security to the earliest call date of the security. The standard takes effect for fiscal years and interim periods within those fiscal years, beginning after Dec. 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company intends to early adopt this standard. There have been no changes to our investment portfolio since the three months ended March 31, 2017. Accordingly, the adoption of this standard will not have an effect on the Company’s consolidated financial statements as the company does not own any callable debt securities.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The portion of ASU 2016-01 that is likely to have an effect on our financial statements and disclosures relates a clarification of accounting standards with respect to deferred tax assets arising from unrealized losses on available-for-sale securities. This ASU 2016-01 requires an entity to evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have not completed our evaluation of the effects on our financial statements of ASU 2016-01 and disclosures at this time.

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continued its preparation for the implementation for this standard during the three months ended June 30, 2017. We have not completed our evaluation of its effects on our financial statements and disclosures at this time.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(3) EARNINGS (LOSS) PER SHARE

Basic EPS or loss per common share is determined by dividing net earnings or loss available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017

Loss per share
Net loss	$(137)	$(252)
Weighted average common shares outstanding	826,208	826,208
Less: average unearned ESOP shares	(61,466)	(62,017)
Weighted average common shares outstanding	764,742	764,191

Basic loss per share	$(0.18)	$(0.33)

Given a net loss for the three and six months ended June 30, 2017, only basic loss per share is applicable.

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

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4) SECURITIES AVAILABLE FOR SALE

Debt and mortgage-backed securities have been classified in the condensed consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at June 30, 2017 and December 31, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agency SBAP security	$925	$-	$(25)	$900
U.S. Government agency mortgage-backed securities - residential	20,508	-	(326)	20,182
	$21,433	$-	$(351)	$21,082

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agency bonds	$1,005	$-	$(29)	$976
U.S. Government agency mortgage-backed securities - residential	24,563	4	(381)	24,186
Total	$25,568	$4	$(410)	$25,162

As of June 30, 2017 and December 31, 2016, investment securities with a carrying value of $0 were pledged for public deposits.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at June 30, 2017 and December 31, 2016. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

Because the actual cash flows for the SBAP security and mortgage-backed securities may differ from their contractual maturities, a maturity table is not shown.

	Less than 12 Months			12 Months or Longer
			Number in			Number in
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
June 30, 2017	Value	Loss	Loss (1)	Value	Loss	Loss (1)
U.S. Government agency SBAP security	$900	$(25)	1	$-	$-	0
U.S. Government agency mortgage-backed securities - residential	15,965	(266)	23	3,753	(60)	8
	$16,865	$(291)	24	$3,753	$(60)	8

	Total
			Number in
	Fair	Unrealized	Unrealized
June 30, 2017	Value	Loss	Loss (1)
U.S. Government agency SBAP security	$900	$(25)	1
U.S. Government agency mortgage-backed securities - residential	19,718	(326)	31
Total	$20,618	$(351)	32

	Less than 12 Months			12 Months or Longer
			Number in			Number in
	Fair	Unrealized	Unrealized	Market	Unrealized	Unrealized
December 31, 2016	Value	loss	Loss (1)	Value	loss	Loss (1)
U.S. Government agency bonds	$976	$(29)	1	$-	$-	0
U.S. Government agency mortgage-backed securities - residential	19,341	(320)	26	3,500	(61)	8
Total	$20,317	$(349)	27	$3,500	$(61)	8

	Total
			Number in
	Fair	Unrealized	Unrealized
December 31, 2016	Value	Loss	Loss (1)
U.S. Government agency bonds	$976	$(29)	1
U.S. Government agency mortgage-backed securities - residential	22,841	(381)	34
Total	$23,817	$(410)	35

(1) Represents actual number of securities in an unrealized loss position.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Total fair value securities with unrealized losses at June 30, 2017 and December 31, 2016, was $20,618 and $23,817, which was approximately 98% at both June 30, 2017 and December 31, 2016, of the Company’s available-for-sale securities. None of the unrealized losses at June 30, 2017 were recognized into net income for the three and six months ended June 30, 2017 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at December 31, 2016 were recognized as having OTTI during the three and six months ended June 30, 2017.

Sales of available-for-sale securities for the three and six months ended June 30, 2017 and 2016 are listed in the tables below:

	Three Months Ended		Six Months Ended
Available-for-sale:	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Proceeds	$2,998	$-	$2,998	$-
Gross gains	-	-	-	-
Gross losses	(19)	-	(19)	-

(5) LOANS

The components of loans at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
Real estate loans:
One-to four-family, owner occupied	$46,761	$47,971
One-to four-family, non-owner occupied	5,290	5,251
Commercial and multi-family	22,316	17,785
Construction and land	3,131	2,676
Commercial business loans	1,712	921
Consumer loans	1,297	901
	80,507	75,505
Net deferred loan fees	(21)	(43)
Total	$80,486	$75,462

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three six months ended June 30, 2017 and 2016 by portfolio segment:

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Three Months Ended June 30, 2017
Real estate loans:
One-to-four family, owner occupied	$647	$(60)	$(6)	$37	$618
One-to-four family, non-owner occupied	109	(3)	-	2	108
Commercial and multi-family	317	72	-	-	389
Construction and land	44	(8)	-	7	43
Commercial business loans	41	(7)	-	-	34
Consumer loans	34	6	-	-	40
Unallocated	-	-	-	-	-
	$1,192	$-	$(6)	$46	$1,232

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Three Months Ended June 30, 2016
Real estate loans:
One-to-four family, owner occupied	$753	$19	$(30)	$1	$743
One-to-four family, non-owner occupied	74	(2)	-	1	73
Commercial and multi-family	263	13	-	-	276
Construction and land	43	(5)	-	-	38
Commercial business loans	17	1	-	-	18
Consumer loans	18	3	-	-	21
Unallocated	84	(29)	-	-	55
	$1,252	$-	$(30)	$2	$1,224

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Six Months Ended June 30, 2017
Real estate loans:
One-to-four family, owner occupied	$657	$(48)	$(34)	$43	$618
One-to-four family, non-owner occupied	113	(8)	-	3	108
Commercial and multi-family	309	80	-	-	389
Construction and land	42	(5)	-	6	43
Commercial business loans	18	16	-	-	34
Consumer loans	26	14	-	-	40
Unallocated	49	(49)	-	-	-
	$1,214	$-	$(34)	$52	$1,232

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Six Months Ended June 30, 2016
Real estate loans:
One-to-four family, owner occupied	$771	$(1)	$(30)	$3	$743
One-to-four family, non-owner occupied	82	(11)	-	2	73
Commercial and multi-family	260	16	-	-	276
Construction and land	47	(9)	-	-	38
Commercial business loans	14	4	-	-	18
Consumer loans	19	2	-	-	21
Unallocated	56	(1)	-	-	55
	$1,249	$-	$(30)	$5	$1,224

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at June 30, 2017 and December 31, 2016:

	Ending Allowance on Loans			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
June 30, 2017
Real estate loans:
One-to four-family, owner occupied	$-	$618	$618	$645	$46,116	$46,761
One-to four-family, non-owner occupied	-	108	108	79	5,211	5,290
Commercial and multi-family	-	389	389	-	22,316	22,316
Construction and land	-	43	43	13	3,118	3,131
Commercial business loans	-	34	34	-	1,712	1,712
Consumer loans	-	40	40	-	1,297	1,297
Unallocated	-	-	-	-	-	-
	$-	$1,232	$1,232	$737	$79,770	$80,507

	Ending Allowance on Loans			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated	Evaluated
	Impairment	Impairment	Total	Impairment	Impairment	Total
December 31, 2016
Real estate loans:
One-to four-family, owner occupied	$9	$648	$657	$700	$47,271	$47,971
One-to four-family, non-owner occupied	-	113	113	110	5,141	5,251
Commercial and multi-family	-	309	309	69	17,716	17,785
Construction and land	-	42	42	16	2,660	2,676
Commercial business loans	-	18	18	-	921	921
Consumer loans	-	26	26	-	901	901
Unallocated	-	49	49	-	-	-
	$9	$1,205	$1,214	$895	$74,610	$75,505

The Company, at times, will maintain an unallocated allowance for loan losses due to uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance for loan losses is maintained to cover probable and incurred credit losses inherent in the loan portfolio but not captured in the general component, such as historical loss experience data that may not precisely correspond to individual loan portfolio segments and to uncertainties in economic conditions.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$810	$645	$-	$915	$661	$-
One-to four-family, non-owner occupied	102	79	-	134	110	-
Commercial and multi-family	-	-	-	69	69	-
Construction and land	13	13	-	16	16	-
Commercial business loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	$925	$737	$-	$1,134	$856	$-

With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$-	$-	$-	$39	$39	$9
One-to four-family, non-owner occupied	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial business loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	$-	$-	$-	$39	$39	$9

Totals:
Real estate loans	$925	$737	$-	$1,173	$895	$9
Commercial loans	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Total	$925	$737	$-	$1,173	$895	$9

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present the average recorded investment of loans individually evaluated for impairment and the amount of interest earned on those loans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$647	$11	$1,745	$29	$650	$21	$1,692	$56
One-to four-family, non-owner occupied	79	-	82	-	79	3	82	-
Commercial and multi-family	-	-	-	-	-	-	-	-
Construction and land	14	-	-	-	14	-	-	-
Commercial business loans	-	-	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-	-	-
Total	$740	$11	$1,827	$29	$743	$24	$1,774	$56

With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$-	$-	$-	$-	$-	$-	$-	$-
One-to four-family, non-owner occupied	-	-	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-	-
Commercial business loans	-	-	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$-

Totals:
Real estate loans	$740	$11	$1,827	$29	$743	$24	$1,774	$56
Commercial business loans	-	-	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-	-	-
Total	$740	$11	$1,827	$29	$743	$24	$1,774	$56

Generally, impaired loans with identified losses have been reduced by partial charge-offs and are carried at their estimated net realizable value. The Company believes no further allowance for loan losses were necessary at June 30, 2017 and December 31, 2016.

There were no loans modified as troubled debt restructurings during the six months ended June 30, 2017 and 2016 or commitments to lend additional funds to borrowers with loans whose terms have been modified as a troubled debt restructure.

At June 30, 2017 and December 31, 2016, there were no residential real estate loans in the process of foreclosure.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the aging of past due loans as well as nonaccrual loans at June 30, 2017 and December 31, 2016. Nonaccrual loans and accruing loans past due 90 days or more include both smaller balance homogenous loans and larger balance loans that are evaluated either collectively or individually for impairment.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
June 30, 2017
Real estate loans:
One-to four-family, owner occupied	$248	$95	$-	$46,418	$46,761	$-	$-
One-to four-family, non-owner occupied	-	-	-	5,290	5,290	-	-
Commercial and multi-family	437	-	-	21,879	22,316	-	-
Construction and land	-	-	-	3,131	3,131	13	-
Commercial business loans	60	-	-	1,652	1,712	-	-
Consumer loans	-	-	-	1,297	1,297	-	-
	$745	$95	$-	$79,667	$80,507	$13	$-

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
December 31, 2016
Real estate loans:
One-to four-family, owner occupied	$505	$40	$39	$47,387	$47,971	$39	$-
One-to four-family, non-owner occupied	12	43	-	5,196	5,251	30	-
Commercial and multi-family	-	69	-	17,716	17,785	69	-
Construction and land	-	-	-	2,676	2,676	16	-
Commercial business loans	-	-	-	921	921	-	-
Consumer loans	3	-	-	898	901	-	-
	$520	$152	$39	$74,794	$75,505	$154	$-

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

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present total loans by risk grade and portfolio segment at June 30, 2017 and December 31, 2016:

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
June 30, 2017
Real estate loans:
One-to four-family, owner occupied	$44,626	$726	$149	$1,260	$-	$-	$46,761
One-to four-family, non-owner occupied	5,211	-	-	79	-	-	5,290
Commercial and multi-family	22,316	-	-	-	-	-	22,316
Construction and land	2,944	174	-	13	-	-	3,131
Commercial business loans	1,493	-	219	-	-	-	1,712
Consumer loans	1,297	-	-	-	-	-	1,297
	$77,887	$900	$368	$1,352	$-	$-	$80,507

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Real estate loans:
One-to four-family, owner occupied	$45,335	$987	$250	$1,399	$-	$-	$47,971
One-to four-family, non-owner occupied	5,141	-	-	110	-	-	5,251
Commercial and multi-family	17,731	54	-	-	-	-	17,785
Construction and land	2,483	177	-	16	-	-	2,676
Commercial business loans	852	-	-	69	-	-	921
Consumer loans	901	-	-	-	-	-	901
	$72,443	$1,218	$250	$1,594	$-	$-	$75,505

(6) FHLB Advances

At June 30, 2017 and December 31, 2016, advances from the Federal Home Loan Bank were as follows:

	Interest	June 30,	December 31,
Maturity Date	Rate	2017	2016

February 12, 2018	1.27%	$3,000	$-
March 12, 2018	4.92%	1,000	1,000
July 18, 2018	1.84%	3,000	3,000
July 18, 2019	2.21%	2,000	2,000
Total		$9,000	$6,000

Each advance is payable at its maturity date, with a prepayment penalty if paid earlier than its maturity date. The advances were collateralized by $38,198 and $46,544 of first mortgage loans under a blanket lien arrangement at June 30, 2017 and December 31, 2016. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $38,500 at June 30, 2017.

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

No contributions to the ESOP were made during the six months ended June 30, 2017. The expense recognized for the three and six months ended June 30, 2017 was $10 and $20, respectively, and is reported in salaries and wages. No ESOP expense was recognized during the three or six months ended June 30, 2016.

ESOP shares at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30,	December 31,
	2017	2016
Committed to be released to participants	1,653	-
Allocated to participants	3,252	3,252
Unearned	61,191	62,844
Total ESOP shares	66,096	66,096

Fair value of unearned shares	$771	$792

(8) DEFINED BENEFIT AND POST RETIREMENT MEDICAL PLANS

Net periodic cost for the defined benefit pension plan and postretirement medical plan for the three and six months ended June 30, 2017 and 2016 included the following components:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Service cost	$-	$-	$-	$-
Interest cost	33	35	9	10
Expected return on plan assets	(36)	(34)	-	-
Amortization:
Unrecognized net loss	24	29	2	2
Unrecognized prior service cost	-	-	(2)	(2)
Asset (loss) gain deferred	-	-	-	-
Net periodic cost	$21	$30	$9	$10

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Service cost	$-	$-	$-	$-
Interest cost	66	71	18	20
Expected return on plan assets	(72)	(68)
Amortization:
Unrecognized net loss	49	56	4	4
Unrecognized prior service cost	-	-	(4)	(4)
Asset (loss) gain deferred	-	-	-	-
Net periodic cost	$43	$59	$18	$20

The following table summarizes plan assets for the defined benefit pension plan, measured at fair value on a recurring basis at

June 30, 2017 and December 31, 2016, segregated by the level of the inputs (as defined in Note 8) within the hierarchy used to measure fair value:

				Total
	Level 1	Level 2	Level 3	Fair Value

June 30, 2017
Pooled separate accounts	$-	$2,637	$-	$2,637

				Total
	Level 1	Level 2	Level 3	Fair Value

December 31, 2016
Pooled separate accounts	$-	$2,558	$-	$2,558

During the six months ended June 30, 2017, benefits paid, employer contributions and the actual return on plan assets for the defined benefit pension plan were $137, $69, $147, respectively. During the six months ended June 30, 2016, benefits paid, employer contributions, and the actual return on plan assets were $136, $172, and $104, respectively.

The Company’s defined benefit pension plan target allocations and weighted-average allocations by asset category are as follows:

		June 30,	December 31,
	Target Allocation 2017	2017	2016
Pooled separate accounts
Equity	30%-40%	36%	37%
Debt	60%-70%	64%	63%

The Company’s investment strategy is to maintain a diversified investment portfolio. Rebalancing occurs on a periodic basis to maintain the target allocations, but normal market activity may result in deviations. As a result of the percentage of equities held, actual return of plan assets for any period may fluctuate significantly due to changes in the stock market.

Accumulated other comprehensive loss, net for the benefit plans are summarized as follows:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Unrecognized net loss	$24	$29	$(2)	$(2)
Unrecognized prior service cost	-	-	2	2
	24	29	-	-
Tax effect	-	-	-	-
Unrecognized gain, net of tax	$24	$29	$-	$-

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,

Unrecognized net loss	$49	$56	$4	$4
Unrecognized prior service cost	-	-	(4)	(4)
	49	56	-	-
Tax effect	-	-	-	-
Unrecognized gain, net of tax	$49	$56	$-	$-

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 are summarized below:

	Level 2
	June 30,	December 31,
	2017	2016
Financial Assets
Available-for-sale securities	$21,082	$25,162
	$21,082	$25,162

Presented in the table below are assets measured at fair value on a nonrecurring basis using Level 3 inputs at June 30, 2017 and December 31, 2016:

	Level 3
	June 30,	December 31,
	2017	2016
Impaired loans (collateral dependent)
One-to four-family, owner occupied	$-	$39
One-to four-family, non-owner occupied	-	-
Total financial assets	-	39

Nonfinancial assets
Real estate owned, net:
One-to four-family, owner occupied	-	-
Total nonfinancial assets	$-	$-
Total assets measured at fair value on a nonrecurring basis	$-	$39

The Company's impaired loan at December 31, 2016 was measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. The carrying amounts of this loan was $39. This loan had a specific valuation allowance of $9 at December 31, 2016. At June 30, 2016 impaired loans of $33 were adjusted to fair value through charge offs of $30 to the allowance for loan losses for the three and six months ended June 30, 2016.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. At June 30, 2016, real estate owned of $130 was adjusted to fair value, recognizing a loss of $16 for the three and six months ended June 30, 2016.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016:

	Level 3 Quantitative Information
	June 30,	December 31,
	2017	2016	Valuation	Unobservable
	Fair Value	Fair Value	Technique	Inputs	Range

Impaired real estate loans net, with specific allocations:
One-to-four family, owner occupied	$-	$39	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%

Fair Value of Financial Instruments

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value and are considered Level 1 assets and liabilities. These items include cash and cash equivalents, accrued interest receivable and accrued interest payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at June 30, 2017 and December 31, 2016 are summarized below:

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2017
Financial assets
Available-for-sale securities	$21,082	$-	$21,082	$-	$21,082
Restricted equity securities (1)	405	NA	NA	NA	NA
Loans, net	79,254	-	-	79,853	79,853

Financial liabilities
Deposits	$89,160	$27,387	$62,804	$-	$90,191
FHLB Advances	9,000	-	9,080	-	9,080

December 31, 2016
Financial assets
Available-for-sale securities	$25,162	$-	$25,162	$-	$25,162
Restricted equity securities (1)	837	NA	NA	NA	NA
Loans, net	74,248	-	-	75,877	75,877

Financial liabilities
Deposits	$88,471	$25,497	$64,082	$-	$89,579
FHLB Advances	6,000	-	6,158	-	6,158

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

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations at June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Best Hometown Bancorp, Inc. for the year ended December 31, 2016.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Our total assets increased $3.4 million, or 3.1%, to $112.8 million at June 30, 2017 from $109.4 million at December 31, 2016. The increase in total assets is primarily due to the $5.0 million increase in net loans and the purchase of bank owned life insurance of $3.4 million. The increase in total assets was primarily supported by increases in our total deposits and FHLB advances of $3.6 million, or 3.7%, to $98.1 million at June 30, 2017 from $94.5 million at December 31, 2016. The increase in net loans and bank owned life insurance was offset partially by a $4.1 million, or 16.3%, decrease in available-for-sale securities to $21.1 million at June 30, 2017 from $25.2 million at December 31, 2016, which is largely related to our sale of approximately $3.0 in amortized cost of available-for-sales securities for liquidity needs and principal paydowns on mortgage backed securities. Cash and cash equivalents also decreased by $871,000, or 16.1%, to $4.6 million at June 30, 2017 from $5.4 million at December 31, 2016. The decrease in cash and cash equivalents is reflective of our loan growth since December 31, 2016.

Gross loans increased by $5.0 million, or 6.6%, to $80.5 million at June 30, 2017 from $75.5 million at December 31, 2016. All of our loan portfolio segments increased except for our one-to four-family owner occupied loans. Our commercial and multifamily, construction and land, commercial business, and consumer loan segments increased by $4.5 million, $455,000, $791,000, and $396,000, respectively. In total, our one-to four-family, owner occupied and non-owner occupied loans decreased to $52.0 million at June 30, 2017 from $53.0 million at December 31, 2016. The decrease in one-to four-family loans and increase in all other loan segments, particularly, commercial and multi-family and commercial business loans, reflects our strategy of focusing our lending efforts more on commercial lending and an increase in demand for these types of loans during the first six months of 2017.

Securities available for sale decreased by $4.1 million, or 16.3%, to $21.1 million at June 30, 2017 from $25.2 million at December 31, 2016, which is largely related to our sale of approximately $3.0 in amortized cost of available-for-sales securities for liquidity needs and principal paydowns on mortgage-backed securities.

Real estate owned, net increased to $82,000 at June 30, 2017, which was the result of one foreclosure on a one-to four-family residential loan during the three months ended June 30, 2017. The real estate owned was recorded at fair value less costs to sell. No charge-off was recognized.

Our deposits increased $689,000, or 0.78%, to $89.2 million at June 30, 2017 from $88.5 million at December 31, 2016, with $629,000, or 0.75%, of the increase in interest-bearing deposits and $60,000, or 1.2%, in noninterest bearing deposits. The increase reflects a steady demand by our deposit products, particularly our money market savings and checking accounts.

FHLB advances increased to $9.0 million at June 30, 2017 from $6.0 million at December 31, 2016. The increase in FHLB advances reflects additional funding needs to support our loan growth. We repaid a short-term $3.0 million variable rate advance maturing in September 2017 with the proceeds from the sale of available-for-sale securities and entered into a 9 month advance for $3 million at a fixed rate of 1.27%, maturing in February 2018.

Shareholders’ equity decreased by $167,000, or 1.31%, to $12.6 million at June 30, 2017 from $12.8 million at December 31, 2016. The decrease in shareholders’ equity reflects our net loss of $252,000 for the six months ended June 30, 2017, offset mainly by a decrease of $86,000, or 4.9%, of accumulated other comprehensive loss related to available-for-sale securities and the defined benefit and postretirement medical plans, and a $21,000 increase in shareholders’ equity attributable to the recognition of employee stock ownership plan expenses over the six months ended June 30, 2017.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)

Non-accrual loans:
Real estate mortgage loans:
One- to four-family, owner occupied	$-	$39
One- to four-family, non-owner occupied	-	30
Commercial and multi-family	-	69
Construction and land	13	16
Total non-accrual loans	13	154

Accruing troubled debt restructured loans:
Real estate mortgage loans:
One- to four-family, owner occupied	86	87
Total accruing troubled debt restructured loans	86	87
Total non-performing loans	99	241

Foreclosed real estate held for sale:
One- to four-family	82	-
Total foreclosed real estate held for sale	82	-

Total non-performing assets	$181	$241

Total non-performing loans to total gross loans	0.12%	0.32%
Total non-performing assets to total assets	0.16%	0.22%

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was less than $1,000 for the three and six months ended June 30, 2017 and no income was recognized on these loans for the three and six months ended June 30, 2017. There were no nonaccrual loans during the three and six month ended June 30, 2016.

Interest income that would have been recorded had our trouble debt restructured loans been current in accordance with their original terms was $2,000 and $7,000 for the six months ended June 30, 2017 and 2016. Interest of $1,000 and $7, 000 was recognized on these loans and is included in net income for the six months ended June 30, 2017 and 2016.

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

	For the Three Months Ended
	June 30, 2017				June 30, 2016
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$79,878		859	4.30%	$73,557		822	4.47%
Investment securities	25,001		106	1.70	15,345		52	1.36
Interest-bearing deposits	1,744		7	1.61	7,738		11	0.57
Total interest-earning assets	106,623		972	3.65	96,640		885	3.66
Noninterest-earning assets	19,490				5,575
Total assets	$126,113				$102,215

Liabilities and equity:
Interest-bearing liabilities:
Checking accounts	$446		1	0.90%	319		-	-%
Savings accounts	7,725		1	0.05	8,280		1	0.05
Money market accounts	14,367		17	0.47	9,952		8	0.32
Certificates of deposit	61,786		247	1.60	62,642		248	1.59
Total interest-bearing deposits	84,324		266	1.27	81,193		257	1.27
FHLB advances and other	11,074		51	1.85	6,000		71	4.76
Total interest-bearing liabilities	95,398		317	1.33	87,193		328	1.51
Noninterest bearing deposits	4,992				5,426
Other noninterest-bearing liabilities	2,213				2,790
Total liabilities	102,603				95,409
Equity	23,509				6,806
Total liabilities and equity	$126,113				$102,215

Net interest income			$655				$557
Interest rate spread				2.32%				2.15%
Net interest margin				2.46%				2.31%
Average interest-earning assets to average interest-bearing liabilities	1.12	X			1.11	X

	For the Six Months Ended
	June 30, 2017				June 30, 2016
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$77,959		1,694	4.35%	$73,989		1,654	4.47%
Investment securities	25,424		207	1.63	13,353		98	1.47
Interest-bearing deposits	2,414		16	1.33	6,322		20	0.63
Total interest-earning assets	105,797		1,917	3.62	93,664		1,772	3.78
Noninterest-earning assets	7,006				6,285
Total assets	$112,803				$99,949

Liabilities and equity:
Interest-bearing liabilities:
Checking accounts	$444		1	0.45%	$305		1	0.66%
Savings accounts	7,535		2	0.05	8,115		3	0.07
Money market accounts	13,830		31	0.45	9,440		13	0.28
Certificates of deposit	62,302		493	1.60	61,611		479	1.57
Total interest-bearing deposits	84,111		527	1.26	79,471		496	1.26
FHLB advances and other	8,715		89	2.06	6,097		142	4.71
Total interest-bearing liabilities	92,826		616	1.34	85,568		638	1.51
Noninterest bearing deposits	6,244				4,717
Other noninterest-bearing liabilities	2,213				2,814
Total liabilities	101,283				93,099
Equity	11,520				6,850
Total liabilities and equity	$112,803				$99,949

Net interest income			$1,301				$1,134
Interest rate spread				2.28%				2.27%
Net interest margin				2.46%				2.42%
Average interest-earning assets to average interest-bearing liabilities	1.14	X			1.09	X

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General. We recognized a net loss of $137,000 for the three months ended June 30, 2017 compared to a net loss of $153,000 for the three months ended June 30, 2016. The decrease in net loss was primarily attributed to an increase in net interest income of $98,000, or 17.6%, to $655,000 for the three months ended June 30, 2017 from $557,000 for the three months ended June 30, 2016, and increase in total noninterest income of $11,000, or 47.8%, to $34,000 from $23,000 for the same periods, offset partially by an increase in noninterest expense of $93,000, or 12.7%, to $826,000 for the three months ended June 30, 2017 compared to $733,000 for the three months ended June 30, 2016.

Interest Income. Interest income increased $87,000, or 9.8%, to $972,000 for the three months ended June 30, 2017 from $885,000 for the three months ended June 30, 2016. The increase in interest income reflects an increase in the average balances of interest-earning assets, which increased to $106.6 million for the three months ended June 30, 2017 from $96.6 million for the three months ended June 30, 2016. The increase in the average balances of interest-earning assets reflects our emphasis on investing in interest-earning assets the funds received from our conversion and public offering on June 29, 2016 and funds from increasing deposit levels since June 30, 2016. For the three months ended June 30, 2017 compared to the three months ended June 30, 2016, the average balance of loans increased to $79.9 million from $73.5 million and the average balance of investments increased to $25.0 million from $15.3 million. The average balance of interest-bearing deposits decreased to $1.7 million for the three months ended June 30, 2017 compared to $7.7 million for the three months ended June 30, 2016 as more of our excess funds were deployed into higher-yielding loans and investment securities. The increase in the average balance of our interest-earning assets more than offset the decrease in the average yield on interest-earning assets, which decreased 1 basis point to 3.65% from 3.66% for the three months ended June 30, 2017 and 2016, respectively. Yield on loans decreased 17 basis points to 4.30% from 4.47% for the three months ended June 30, 2017 and 2016, respectively. The decrease in yield on loans reflects the lower interest rate environment in our highly competitive market area, particularly for commercial loans. The increase of 34 basis points in yield on our investment securities reflects a slowdown in prepayments on our mortgage-backed securities during the period, which had a positive impact on the investment portfolio’s overall yield.

Interest Expense. Interest expense decreased by $11,000, or 3.3%, to $317,000 for the three months ended June 30, 2017 from $328,000 for the three months ended June 30, 2016. The decrease reflects a decrease in the average rate of our interest-bearing liabilities of 18 basis points to 1.33% for the three months ended June 30, 2017 from 1.51% for the three months ended June 30, 2016. The decrease in our average cost of funds reflects the 2.91 basis point decrease in the cost of FHLB advances to 1.85% for the three months ended June 30, 2017 from 4.76% for the three months ended June 30, 2016. We have lowered our cost of FHLB funding by securing lower rate advances as an additional funding source for our loan growth and refinancing maturing advances with lower rate advances. Interest expense on FHLB advances decreased 20,000, or 28.2%, to $51,000 for the three months ended June 30, 2017 from $71,000 for the three months ended June 30, 2016. The decrease in interest expense on FHLB advances was offset partially by an increase in interest expense from our deposits, which increased $9,000, or 3.5%, to $266,000 for the three months ended June 30, 2017 from $257,000 for the three months ended June 30, 2016. The increase was primarily caused by an increase in the average balance of our deposits of $3.1 million, or 3.8%, to $84.3 million for the three months ended June 30, 2017 from $81.2 million for the three months ended June 30, 2016 due to the growth in our deposits. Money market accounts grew in average balance by $4.4 million, or 44.4%, to $14.4 million for the three months ended June 30, 2017 from $10.0 million for the three months ended June 30, 2016. Certificates of deposit decreased in average balance by $856,000, or 1.4%, to $61.8 million from $62.6 million for the same periods.

Net Interest Income. Net interest income increased $98,000, or 17.6%, to $655,000 for the three months ended June 30, 2017 from $557,000 for the three months ended June 30, 2016, which was largely a reflection of the increase in net interest margin of 15 basis points to 2.46% from 2.31% for the same periods.

Provision for Loan Losses. There was no provision for loan losses for the three months ended June 30, 2017 or 2016, which is a reflection of our continued strong credit quality as evidenced by our continued low and decreasing levels of nonperforming loans.

Our total allowance for loans losses was 1.5% of total gross loans at June 30, 2017 compared to 1.6% at December 31, 2016. We do not have an allowance for specifically identified impaired loans as we generally charge off identified impairments on impaired loans to the allowance for loan losses to a net realizable value on those loans. As needed we may have an unallocated portion in our general allowance that we believe represents those probable incurred losses within our loan portfolio not specifically identified with any particular portfolio segment. At June 30, 2017, we did not have an unallocated portion. At December 31, 2016, our unallocated portion of our allowance for loan losses was $49,000.

Noninterest Income. Noninterest income increased $11,000, or 47.8%, to $34,000 for the three months ended June 30, 2017 from $23,000 for the three months ended June 30, 2016. The increase reflects both the recognition of $26,000 of income on bank owned life insurance related to the $3.4 million of bank owned life insurance purchased in March of 2017 and the increase of $6,000 in service charges on deposit accounts, related to increased activity in transaction accounts and overdraft fees during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Noninterest income for the three months ended June 30, 2017 was adversely impacted by a $19,000 loss on sales of securities from the sale of approximately $3.0 million in amortized cost of available-for-sale securities.

Noninterest Expense. Noninterest expense increased $93,000, or 12.7%, to $826,000 for the three months ended June 30, 2017 from $733,000 for the three months ended June 30, 2016. The increase was largely attributed to increases in salaries and employee benefits, occupancy and equipment expenses, and professional and supervisory fees. Salary and employee benefits increased by $97,000, or 29.6%, to $425,000 for the three months ended June 30, 2017 from $328,000 for the three months ended June 30, 2016. The increase reflects normal pay increases for employees, additional compensation expense associated with our

ESOP, and the addition of our new chief financial officer and compliance officer. Occupancy and equipment expenses increased by $29,000, or 33.3%, to $116,000 for the three months ended June 30, 2017 from $87,000 for the three months ended June 30, 2016. The increase was primarily related to increased depreciation costs resulting from depreciation of renovation costs incurred for the renovation of our main office. Professional and supervisory fees increased by $26,000, or 24.3%, to $133,000 for the three months ended June 30, 2017 from $107,000 for the three months ended June 30, 2016. The increase in professional and supervisory fees was related to the increased costs associated with our conversion to a public company subsequent to the period ended June 30, 2016 and additional legal expenses incurred during the three months ended June 30, 2017 related to loan foreclosures and real estate owned. These increases were partially offset by decreases in FDIC deposit insurance premiums and real estate owned expenses. FDIC deposit insurance premiums decreased by $13,000, or 62.0%, to $8,000 for the three months ended June 30, 2017 from $21,000 for the three months ended June 30, 2016, and real estate owned expenses decreased by $35,000, or 71.4%, to $14,000 for the three months ended June 30, 2017 from $49,000 for the three months ended June 30, 2016.

Income Tax Expense. There was no provision for income taxes for the three months ended June 30, 2017 or June 30, 2016. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available-for-sale securities, based upon our cumulative operating losses in recent years.

The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General. We recognized a net loss of $252,000 for the six months ended June 30, 2017 compared to a net loss of $286,000 for the six months ended June 30, 2016. The decrease in net loss was primarily attributed to an increase in net interest income of $166,000 or 14.7%, to $1.3 million for the six months ended June 30, 2017 from $1.1 million for the six months ended June 30 and an increase in noninterest income of $12,000, or 26.7%, to $57,000 from $45,000 for the same periods, offset partially by an increase in noninterest expense of $144,000, or 9.8%, to $1.6 million for the six months ended June 30, 2017 compared to $1.5 million for the six months ended June 30, 2016.

Interest Income. Interest income increased $145,000, or 8.2%, to $1.9 million for the six months ended June 30, 2017 from $1.8 million for the six months ended June 30, 2016. The increase in interest income reflects an increase in the average balances of interest-earning assets, which increased to $105.8 million for the six months ended June 30, 2017 from $93.7 million for the six months ended June 30, 2016. The increase in the average balances of interest-earning assets reflects our emphasis on investing in interest-earning assets the funds received from our conversion and public offering on June 29, 2016 and funds from increasing deposit levels since June 30, 2016. For the six months ended June 30, 2017 compared to the six months ended June 30, 2016, the average balance of loans increased to $78.0 million from $74.0 million and the average balance of investments increased to $25.4 million from $13.3 million. The average balance of interest-bearing deposits decreased to $2.4 million for the six months ended June 30, 2017 compared to $6.3 million for the six months ended June 30, 2016 as more of our excess funds were deployed into higher-yielding loans and investment securities. The increase in the average balance of our interest-earning assets more than offset the decrease in the average yield on interest-earning assets, which decreased 16 basis points to 3.62% from 3.78% for the six months ended June 30, 2017 and 2016, respectively. The decrease in yield on loans reflects the lower interest rate environment in our highly competitive market area, particularly for commercial loans. The increase of 16 basis points in yield on our investment securities reflects a slowdown in prepayments on our mortgage-backed securities during the period, which had a positive impact on the investment portfolio’s overall yield.

Interest Expense. Interest expense decreased by $21,000, or 3.4%, to $616,000 for the six months ended June 30, 2017 from $638,000 for the six months ended June 30, 2016. The decrease reflects a decrease in the average rate of our interest-bearing liabilities of 17 basis points to 1.34% for the six months ended June 30, 2017 from 1.51% for the six months ended June 30, 2016. The decrease in our average cost of funds reflects the 265 basis point decrease in the cost of FHLB advances to 2.06% for the six months ended June 30, 2017 from 4.71% for the six months ended June 30, 2016. We have lowered our cost of FHLB funding by securing lower rate advances as an additional funding source for our loan growth and refinancing maturing advances with lower rate advances. Interest expense on FHLB advances decreased $53,000, or 37.3%, to $89,000 for the six months ended June 30, 2017 from $142,000 for the six months ended June 30, 2016. The decrease in interest expense from FHLB advances was offset partially by an increase in interest expense from our deposits, which increased $32,000, or 6.2%, to $527,000 for the six months ended June 30, 2017 from $495,000 for the six months ended June 30, 2016. The increase was primarily caused by an increase in the average balance of our deposits of $4.6 million, or 6.0%, to $84.1 million for the six months ended June 30, 2017 from $79.5 million for the six months ended June 30, 2016 due to the growth in our deposits. Money market accounts grew in average balance by $4.4 million, or 46.5%, to $13.8 million for the six months ended June 30, 2017 from $9.4 million for the six months ended June 30, 2016. Certificates of deposit grew in average balance by $691,000, or 1.1%, to $62.3 million from $61.6 million for the same periods.

Net Interest Income. Net interest income increased $166,000, or 14.7%, to $1.3 million for the six months ended June 30, 2017 from $1.1 million for the six months ended June 30, 2016, which was largely a reflection of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 1.14X for the six months ended June 30, 2017 from 1.09X for the six months ended June 30, 2016 and to a smaller degree an increase of 4 basis points in our net interest margin to 2.46% from 2.42% for the same periods.

Provision for Loan Losses. There was no provision for loan losses for the six months ended June 30, 2017 or 2016, which is a reflection of our continued strong credit quality as evidenced by our continued low and decreasing levels of nonperforming loans.

Our total allowance for loans losses was 1.5% of total gross loans at June 30, 2017 compared to 1.6% at December 31, 2016. We do not have an allowance for specifically identified impaired loans as we generally charge off identified impairments on impaired loans to the allowance for loan losses to a net realizable value on those loans. As needed we may have an unallocated portion in our general allowance that we believe represents those probable incurred losses within our loan portfolio not specifically identified with any particular portfolio segment. At June 30, 2017, we did not have an unallocated portion. At December 31, 2016, our unallocated portion of our allowance for loan losses was $49,000.

Noninterest Income. Noninterest income increased $12,000, or 26.7%, to $57,000 for the six months ended June 30, 2017 from $45,000 for the six months ended June 30, 2016. The increase reflects both the recognition of $28,000 of income on bank owned life insurance related to the $3.4 million of bank owned life insurance purchased in March of 2017 and the increase of $6,000 in service charges on deposit accounts, related to increased activity in transaction accounts and overdraft fees during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Noninterest income for the six months ended June 30, 2017 was offset by a $19,000 loss on sales of securities as we sold approximately $3.0 million in book value of available-for-sale securities for liquidity purposes during the six months ended June 30, 2017.

Noninterest Expense. Noninterest expense increased $144,000, or 9.8%, to $1.6 million for the six months ended June 30, 2017 from $1.5 million for the six months ended June 30, 2016. The increase was largely attributed to increases in salaries and employee benefits, occupancy and equipment expenses, and professional and supervisory fees. Salary and employee benefits increased by $111,000, or 15.0%, to $852,000 for the six months ended June 30, 2017 from $741,000 for the six months ended June 30, 2016. The increase reflects normal pay increases for employees, additional compensation expense associated with our ESOP, and the addition of our new chief financial officer and compliance officer. Occupancy and equipment expenses increased by $60,000, or 34.5%, to $234,000 for the six months ended June 30, 2017 from $174,000 for the six months ended June 30, 2016. The increase was primarily related to increased depreciation costs resulting from depreciation of renovation costs incurred for the renovation of our main office. Professional and supervisory fees increased by $36,000, or 19.0%, to $225,000 for the six months ended June 30, 2017 from $189,000 for the six months ended June 30, 2016. The increase in professional and supervisory fees was related to the increased costs associated with our conversion to a public company subsequent to the period ended June 30, 2016 and additional legal expenses incurred during the six months ended June 30, 2017 related to loan foreclosures and real estate owned. These increases were partially offset by decreases in FDIC deposit insurance premiums and real estate owned expenses. FDIC deposit insurance premiums decreased by $27,000, or 64.3%, to $15,000 for the six months ended June 30, 2017 from $42,000 for the six months ended June 30, 2016, and real estate owned expenses decreased by $33,000, or 68.8%, to $15,000 for the six months ended June 30, 2017 from $48,000 for the six months ended June 30, 2016.

Income Tax Expense. There was no provision for income taxes for the six months ended June 30, 2017 or June 30, 2016. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available for sale securities, based upon our cumulative operating losses in recent years.

The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, FHLB advances, and repayments, maturities and calls of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2017.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Chicago (FHLB) that provide an additional source of funds. Our FHLB advances totaled $9.0 million at June 30, 2017. In addition, the Company has an irrevocable standby letter of credit with the FHLB of $2.7 million at June 30, 2017 to secure public deposits. At June 30, 2017, we had the ability to borrow up to an additional $38.5 million from the FHLB, subject to pledging additional collateral. We also have an unused open line of credit at The Independent BankersBank that would allow us to borrow up to $2.5 million at June 30, 2017.

The Company is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2017 and December 31, 2016, the Company exceeded all regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.

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

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Best Hometown Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”) as filed with the Securities and Exchange Commission on March 30, 2017, including under the section titled “Risk Factors, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At June 30, 2017, the risk factors for Best Hometown Bancorp, Inc. have not changed materially from those reported in our Form 10-K. However, the risks described in the Form 10-K are not the only risks that we face.

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

BEST HOMETOWN BANCORP, INC.

Date:	August 9, 2017	/s/ Ronnie R. Shambaugh
Ronnie R. Shambaugh
President and Chief Executive Officer

Date:	August 9, 2017	/s/ H. Allen Salter, CPA
H. Allen Salter, CPA
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Best Hometown Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements