Form 10-Q
period 2017-09-30
Best Hometown Bancorp, Inc.
filed 2017-11-14
CIK 1667840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 14, 2017, there were 826,208 shares of the Registrant’s common stock issued and outstanding.

BEST HOMETOWN BANCORP, INC.

Form 10-Q Quarterly Report

1

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$1,319	$1,776
Interest-earning deposits in banks	2,856	3,683
Total cash and cash equivalents	4,175	5,459
Available-for-sale securities	19,886	25,162
Loans	81,817	75,462
Allowance for loan losses	(1,227)	(1,214)
Net loans	80,590	74,248
Premises and equipment, net	3,371	3,141
Bank owned life insurance	3,455	-
Real estate owned, net	81	-
Accrued interest receivable:
Investment securities	246	244
Loans receivable	68	74
Deferred tax asset	108	138
Restricted equity securities	405	837
Other assets	102	87
Total assets	$112,487	$109,390

LIABILITIES
Deposits
Noninterest-bearing	$5,674	$4,781
Interest-bearing	83,115	83,690
Total deposits	88,789	88,471
Federal Home Loan Bank ("FHLB") advances	9,000	6,000
Accrued defined benefit pension and postretirement plans	1,835	1,911
Other liabilities	264	209
Total liabilities	99,888	96,591

Commitments and contingencies
Redeemable common stock held by ESOP plan	72	41

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized,
826,208 shares issued and outstanding	8	8
Additional paid-in capital	6,845	6,839
Retained earnings - substantially restricted	7,967	8,330
Unearned Employee Stock Ownership Plan ("ESOP") common stock, 60,365 and 62,844 shares	(604)	(628)
Accumulated other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale securities	(210)	(269)
Net unrealized losses on defined benefit pension plan and postretirement medical plans, net	(1,407)	(1,481)
Total accumulated other comprehensive loss, net of tax	(1,617)	(1,750)
Less maximum cash obligation related to ESOP shares	(72)	(41)
Total shareholders' equity	12,527	12,758
Total liabilities and shareholders' equity	$112,487	$109,390

See accompanying notes to the condensed consolidated financial statements
2

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income:
Loans receivable	$868	$835	$2,561	$2,489
Investment securities, taxable	84	59	290	157
Other interest-earning assets	8	10	27	30
Total interest income	960	904	2,878	2,676
Interest expense:
Deposits	272	267	799	762
Advances from FHLB	48	44	137	186
Total interest expense	320	311	936	948
Net interest income	640	593	1,942	1,728
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	640	593	1,942	1,728
Noninterest income:
Service charges on deposit accounts	24	15	63	48
Income on bank owned life insurance	27	-	55	-
Gain (loss) on sales of securities	-	7	(19)	7
Gain on sale of real estate owned	-	20	1	10
Other	21	3	29	15
Total noninterest income	72	45	129	80
Noninterest expense:
Salaries and employee benefits	391	369	1,244	1,110
Occupancy and equipment	124	92	358	266
Data processing	56	53	163	155
Professional and supervisory fees	151	133	376	322
Office expense	16	18	40	41
Advertising	12	18	45	43
FDIC deposit insurance	10	21	25	63
Provision for real estate owned and related expenses	4	3	19	52
Other	59	54	164	164
Total noninterest expense	823	761	2,434	2,216
Loss before income taxes	(111)	(123)	(363)	(408)
Income tax expense	-	-	-	-
Net loss	$(111)	$(123)	$(363)	$(408)

Basic net loss per share	$(0.15)	NA	$(0.47)	NA
See accompanying notes to the condensed consolidated financial statements
3

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net loss	$(111)	$(123)	$(363)	$(408)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities :
Unrealized holding gain (loss) arising during the period	33	$(45)	69	53
Reclassification adjustment for gains (losses) included in net income	-	(7)	19	(7)
Tax effect	(11)	18	(29)	(16)
Net of tax	22	(34)	59	30

Defined benefit pension and post retirement medical plans:
Net gain (loss) arising during the period on plans	-	-	-	-
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net periodic pension cost	25	27	74	83
Tax effect	-	-	-	-
Net of tax	25	27	74	83
Total other comprehensive income (loss)	47	(7)	133	$113
Comprehensive loss	$(64)	$(130)	$(230)	$(295)

See accompanying notes to the condensed consolidated financial statements
4

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)

(Unaudited)

						Net Unrealized
						Losses
					Net Unrealized	On Defined	Maximum
		Additional		Unearned	Losses	Benefit Pension and	Cash Obligation
	Common	Paid-In	Retained	ESOP	On Available-for-sale	Postretirement	Related to
	Stock	Capital	Earnings	Shares	Securities, Net	Medical Plans, Net	ESOP Shares	Total

Balance at December 31, 2015	$-	$-	$8,789	$-	$(85)	$(1,842)	$-	$6,862
Net loss	-	-	(408)	-	-	-	-	(408)
Other comprehensive income	-	-	-	-	30	83	-	113
Proceeds from issuance of 826,208 shares of common stock	8	6,836	-	(661)	-	-	-	6,183
ESOP shares earned	-	1	-	9	-	-	-	10
Change related to ESOP shares cash obligation	-	-		-			(36)	(36)
Balance at September 30, 2016	$8	$6,837	$8,381	$(652)	$(55)	$(1,759)	$(36)	$12,724

Balance at December 31, 2016	$8	6,839	8,330	(628)	(269)	(1,481)	$(41)	$12,758
Net loss	-	-	(363)	-	-	-	-	(363)
Other comprehensive income	-	-	-	-	59	74	-	133
ESOP shares earned	-	6	-	24	-	-	-	30
Change related to ESOP shares cash obligation	-	-	-	-	-	-	(31)	(31)
Balance at September 30, 2017	$8	$6,845	$7,967	$(604)	$(210)	$(1,407)	$(72)	$12,527

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(363)	$(408)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, net	533	300
Income on bank owned life insurance	(55)	-
Gain on sale of real estate owned	(1)	(10)
(Gain) loss on sales of securities	19	(7)
ESOP compensation expense	30	10
Net change in operating assets and liabilities:
Accrued interest receivable	4	(16)
Accrued interest payable	(1)	(20)
Other	51	139
Net cash provided by (used in) operating activities	217	(12)

Cash flows from investing activities:
Loan originations and repayments, net	(6,484)	629
Purchases of available-for-sale securities	(1,816)	(20,212)
Proceeeds from maturities, paydowns and calls of available-for-sale securities	3,844	3,233
Proceeds from sales of available-for-sale securities	2,998	2,911
Purchase of bank owned life insurance	(3,400)	-
Redemptions of FHLB stock, net	432	-
Purchases of premises and equipment	(426)	(897)
Proceeds from the sale of premises and equipment	-
Proceeds from sale of foreclosed real estate	33	661
Net cash used in investing activities	(4,819)	(13,675)

Cash flows from financing activities:
Net change in deposits	318	6,696
Borrowings of FHLB advances	3,000	-
Repayments of FHLB advances	-	(3,000)
Proceeds from issuance of common stock	-	6,183
Net cash provided by financing activities	3,318	9,879
Change in cash and cash equivalents	(1,284)	(3,808)
Cash and cash equivalents at beginning of period	5,459	9,100
Cash and cash equivalents at end of period	$4,175	$5,292

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits	$799	$759
Interest on advances from FHLB	138	209

Real estate acquired in settlement of loans	$113	$24
Loans made to finance sales of foreclosed assets	$-	$348

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included to present fairly the financial position as of September 30, 2017 and December 31, 2016 and the results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2017, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Some items in the statement of operations for the three and nine months ended September 30, 2016 were reclassified to conform to the current presentation and had no effect on net income or shareholders’ equity.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The portion of ASU 2016-01 that is likely to have an effect on our financial statements and disclosures relates a clarification of accounting standards with respect to deferred tax assets arising from unrealized losses on available-for-sale securities. This ASU 2016-01 requires an entity to evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have not completed our evaluation of the effects on our financial statements of ASU 2016-01 and disclosures at this time.

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

ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continued its preparation for the implementation for this standard during the three months ended September 30, 2017. We have not completed our evaluation of its effects on our financial statements and disclosures at this time.

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

Basic EPS or loss per common share is determined by dividing net earnings or loss available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017

Loss per share
Net loss	$(111)	$(363)
Weighted average common shares outstanding	826,208	826,208
Less: average unearned ESOP shares	(60,778)	(61,605)
Weighted average common shares outstanding	765,430	764,603

Basic loss per share	$(0.15)	$(0.47)

Given a net loss for the three and nine months ended September 30, 2017, only basic loss per share is applicable.

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

Debt and mortgage-backed securities have been classified in the condensed consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at September 30, 2017 and December 31, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agency SBAP security	$923	$-	$(26)	$897
U.S. Government agency mortgage-backed securities - residential	19,281	1	(293)	18,989
	$20,204	$1	$(319)	$19,886

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agency	$1,005	$-	$(29)	$976
U.S. Government agency mortgage-backed securities - residential	24,563	4	(381)	24,186
Total	$25,568	$4	$(410)	$25,162

As of September 30, 2017 and December 31, 2016, no investment securities were pledged for public deposits.

(1)	Represents actual number of securities in an unrealized loss position.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at September 30, 2017 and December 31, 2016. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

Because the actual cash flows for the Small Business Administration Program (“SBAP”) asset backed security and mortgage-backed securities may differ from their contractual maturities, a maturity table is not shown.

	Less than 12 Months			12 Months or Longer
			Number in			Number in
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
September 30, 2017	Value	Loss	Loss (1)	Value	Loss	Loss (1)
U.S. Government agency SBAP security	$897	$(26)	1	$-	$-	0
U.S. Government agency mortgage-backed securities - residential	5,643	(61)	10	12,932	(232)	21
	$6,540	$(87)	11	$12,932	$(232)	21

	Total
			Number in
	Fair	Unrealized	Unrealized
September 30, 2017	Value	Loss	Loss (1)
U.S. Government agency SBAP security	$897	$(26)	1
U.S. Government agency mortgage-backed securities - residential	18,575	(293)	31
Total	$19,472	$(319)	32

(1)	Represents actual number of securities in an unrealized loss position.

	Less than 12 Months			12 Months or Longer
			Number in			Number in
	Fair	Unrealized	Unrealized	Market	Unrealized	Unrealized
December 31, 2016	Value	loss	Loss (1)	Value	loss	Loss (1)
U.S. Government agency bonds	$976	$(29)	1	$-	$-	0
U.S. Government agency mortgage-backed securities - residential	19,341	(320)	26	3,500	(61)	8
Total	$20,317	$(349)	27	$3,500	$(61)	8

	Total
			Number in
	Fair	Unrealized	Unrealized
December 31, 2016	Value	Loss	Loss (1)
U.S. Government agency bonds	$976	$(29)	1
U.S. Government agency mortgage-backed securities - residential	22,841	(381)	34
Total	$23,817	$(410)	35

(1)	Represents actual number of securities in an unrealized loss position.

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

Total fair value securities with unrealized losses at September 30, 2017 and December 31, 2016, was $19,472 and $23,817, which was approximately 98% and 95% at September 30, 2017 and December 31, 2016, respectively, of the Company’s available-for-sale securities. None of the unrealized losses at September 30, 2017 were recognized into net income for the three and nine months ended September 30, 2017 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at December 31, 2016 were recognized as having OTTI during the three and nine months ended September 30, 2017.

Sales of available-for-sale securities for the three and nine months ended September 30, 2017 and 2016 are listed in the tables below:

	Three Months Ended		Nine Months Ended
Available-for-sale:	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Proceeds	$-	$2,911	$2,998	$2,911
Gross gains	-	17	-	17
Gross losses	-	(10)	(19)	(10)

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5)	LOANS

The components of loans at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
Real estate loans:
One-to four-family, owner occupied	$46,102	$47,971
One-to four-family, non-owner occupied	5,931	5,251
Commercial and multi-family	23,934	17,785
Construction and land	2,194	2,676
Commercial business loans	1,905	921
Consumer loans	1,764	901
	81,830	75,505
Net deferred loan fees	(13)	(43)
Total	$81,817	$75,462

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three nine months ended September 30, 2017 and 2016 by portfolio segment:

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Three Months Ended September 30, 2017
Real estate loans:
One-to-four family, owner occupied	$618	$(70)	$-	$-	$548
One-to-four family, non-owner occupied	108	-	(5)	-	103
Commercial and multi-family	389	21	-	-	410
Construction and land	43	(15)	-	-	28
Commercial business loans	34	4	-	-	38
Consumer loans	40	6	-	-	46
Unallocated	-	54	-	-	54
	$1,232	$-	$(5)	$-	$1,227

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Three Months Ended September 30, 2016
Real estate loans:
One-to-four family, owner occupied	$743	$(50)	$(29)	$25	$689
One-to-four family, non-owner occupied	73	11	-	3	87
Commercial and multi-family	276	18	-	-	294
Construction and land	38	-	-	-	38
Commercial business loans	18	(2)	-	-	16
Consumer loans	21	19	-	-	40
Unallocated	55	4	-	-	59
	$1,224	$-	$(29)	$28	$1,223

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Nine Months Ended September 30, 2017
Real estate loans:
One-to-four family, owner occupied	$657	$(123)	$(34)	$42	$542
One-to-four family, non-owner occupied	113	(2)	(5)	3	109
Commercial and multi-family	309	101	-	-	410
Construction and land	42	(21)	-	7	28
Commercial business loans	18	20	-	-	38
Consumer loans	26	20	-	-	46
Unallocated	49	5	-	-	54
	$1,214	$-	$(39)	$52	$1,227

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Nine Months Ended September 30, 2016
Real estate loans:
One-to-four family, owner occupied	$771	$(51)	$(59)	$28	$689
One-to-four family, non-owner occupied	82	-	-	5	87
Commercial and multi-family	260	34	-	-	294
Construction and land	47	(9)	-	-	38
Commercial business loans	14	2	-	-	16
Consumer loans	19	21	-	-	40
Unallocated	56	3	-	-	59
	$1,249	$-	$(59)	$33	$1,223

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2017 and December 31, 2016:

	Ending Allowance on Loans			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
September 30, 2017
Real estate loans:
One-to four-family, owner occupied	$-	$548	$548	$640	$45,462	$46,102
One-to four-family, non-owner occupied	-	103	103	78	5,853	5,931
Commercial and multi-family	-	410	410	-	23,934	23,934
Construction and land	-	28	28	13	2,181	2,194
Commercial business loans	-	38	38	-	1,905	1,905
Consumer loans	-	46	46	-	1,764	1,764
Unallocated	-	54	54	-	-	-
	$-	$1,227	$1,227	$731	$81,099	$81,830

	Ending Allowance on Loans			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated	Evaluated
	Impairment	Impairment	Total	Impairment	Impairment	Total
December 31, 2016
Real estate loans:
One-to four-family, owner occupied	$9	$648	$657	$700	$47,271	$47,971
One-to four-family, non-owner occupied	-	113	113	110	5,141	5,251
Commercial and multi-family	-	309	309	69	17,716	17,785
Construction and land	-	42	42	16	2,660	2,676
Commercial business loans	-	18	18	-	921	921
Consumer loans	-	26	26	-	901	901
Unallocated	-	49	49	-	-	-
	$9	$1,205	$1,214	$895	$74,610	$75,505

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

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$805	$640	$-	$915	$661	$-
One-to four-family, non-owner occupied	102	78	-	134	110	-
Commercial and multi-family	-	-	-	69	69	-
Construction and land	13	13	-	16	16	-
Commercial business loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	$920	$731	$-	$1,134	$856	$-

With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$-	$-	$-	$39	$39	$9
One-to four-family, non-owner occupied	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial business loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	$-	$-	$-	$39	$39	$9

Totals:
Real estate loans	$920	$731	$-	$1,173	$895	$9
Commercial loans	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Total	$920	$731	$-	$1,173	$895	$9

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present the average recorded investment of loans individually evaluated for impairment and the amount of interest earned on those loans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$642	$10	$682	$11	$648	$31	$770	$52
One-to four-family, non-owner occupied	78	1	155	2	79	4	150	8
Commercial and multi-family	-	-	-	-	-	-	-	-
Construction and land	13	-	10	-	13	-	17	1
Commercial business loans	-	-	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-	-	-
Total	$733	$11	$847	$13	$740	$35	$937	$61

With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$-	$-	$-	$-	$3	$-	$-	$-
One-to four-family, non-owner occupied	-	-	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-	-
Commercial business loans	-	-	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$3	$-	$-	$-

Totals:
Real estate loans	$733	$11	$847	$13	$743	$35	$937	$61
Commercial business loans	-	-	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-	-	-
Total	$733	$11	$847	$13	$743	$35	$937	$61

Generally, impaired loans with identified losses have been reduced by partial charge-offs and are carried at their estimated net realizable value. The Company believes no further allowance for loan losses were necessary at September 30, 2017 and December 31, 2016.

There were no loans modified as troubled debt restructurings during the nine months ended September 30, 2017 and 2016 or commitments to lend additional funds to borrowers with loans whose terms have been modified as a troubled debt restructure.

At September 30, 2017 and December 31, 2016, there were no residential real estate loans in the process of foreclosure.

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

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
September 30, 2017
Real estate loans:
One-to four-family, owner occupied	$498	$-	$-	$45,604	$46,102	$-	$-
One-to four-family, non-owner occupied	24	-	-	5,907	5,931	-	-
Commercial and multi-family	-	-	-	23,934	23,934	-	-
Construction and land	-	-	-	2,194	2,194	13	-
Commercial business loans	-	-	-	1,905	1,905	-	-
Consumer loans	-	-	-	1,764	1,764	-	-
	$522	$-	$-	$81,308	$81,830	$13	$-

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
December 31, 2016
Real estate loans:
One-to four-family, owner occupied	$505	$40	$39	$47,387	$47,971	$39	$-
One-to four-family, non-owner occupied	12	43	-	5,196	5,251	30	-
Commercial and multi-family	-	69	-	17,716	17,785	69	-
Construction and land	-	-	-	2,676	2,676	16	-
Commercial business loans	-	-	-	921	921	-	-
Consumer loans	3	-	-	898	901	-	-
	$520	$152	$39	$74,794	$75,505	$154	$-

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

Consumer loans may entail greater credit risk than a typical residential mortgage loan, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount, which can be recovered on such loans.

The following tables present total loans by risk grade and portfolio segment at September 30, 2017 and December 31, 2016:

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
September 30, 2017
Real estate loans:
One-to four-family, owner occupied	$43,907	$724	$147	$1,324	$-	$-	$46,102
One-to four-family, non-owner occupied	5,853	-	-	78	-	-	5,931
Commercial and multi-family	23,934	-	-	-	-	-	23,934
Construction and land	2,012	169	-	13	-	-	2,194
Commercial business loans	1,693	-	212	-	-	-	1,905
Consumer loans	1,764	-	-	-	-	-	1,764
	$79,163	$893	$359	$1,415	$-	$-	$81,830

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Real estate loans:
One-to four-family, owner occupied	$45,335	$987	$250	$1,399	$-	$-	$47,971
One-to four-family, non-owner occupied	5,141	-	-	110	-	-	5,251
Commercial and multi-family	17,731	54	-	-	-	-	17,785
Construction and land	2,483	177	-	16	-	-	2,676
Commercial business loans	852	-	-	69	-	-	921
Consumer loans	901	-	-	-	-	-	901
	$72,443	$1,218	$250	$1,594	$-	$-	$75,505

(6) FHLB Advances

At September 30, 2017 and December 31, 2016, advances from the Federal Home Loan Bank were as follows:

	Interest	September 30,	December 31,
Maturity Date	Rate	2017	2016

February 12, 2018	1.27%	$3,000	$-
March 12, 2018	4.92%	1,000	1,000
July 18, 2018	1.84%	3,000	3,000
July 18, 2019	2.21%	2,000	2,000
Total		$9,000	$6,000

Each advance is payable at its maturity date, with a prepayment penalty if paid earlier than its maturity date. The advances were collateralized by $37,113 and $46,544 of first mortgage loans under a blanket lien arrangement at September 30, 2017 and December 31, 2016. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $38,536 at September 30, 2017.

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

No contributions to the ESOP were made during the nine months ended September 30, 2017. The expense recognized for the three and nine months ended September 30, 2017 was $10 and $30, respectively, and is reported in salaries and wages. No ESOP expense was recognized during the three or nine months ended September 30, 2016.

ESOP shares at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
	2017	2016
Committed to be released to participants	2,479	-
Allocated to participants	3,252	3,252
Unearned	60,365	62,844
Total ESOP shares	66,096	66,096

Fair value of unearned shares	$761	$792

(8) DEFINED BENEFIT AND POST RETIREMENT MEDICAL PLANS

Net periodic cost for the defined benefit pension plan and postretirement medical plan for the three and nine months ended September 30, 2017 and 2016 included the following components:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Service cost	$-	$-	$-	$-
Interest cost	33	35	9	10
Expected return on plan assets	(36)	(34)	-	-
Amortization:
Unrecognized net loss	25	27	(2)	(2)
Unrecognized prior service cost	-	-	2	2
Asset (loss) gain deferred	-	-	-	-
Net periodic cost	$22	$28	$9	$10

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Service cost	$-	$-	$-	$-
Interest cost	99	106	18	30
Expected return on plan assets	(108)	(102)
Amortization:
Unrecognized net loss	74	83	4	6
Unrecognized prior service cost	-	-	(4)	(6)
Asset (loss) gain deferred	-	-	-	-
Net periodic cost	$65	$87	$18	$30

The following table summarizes plan assets for the defined benefit pension plan, measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, segregated by the level of the inputs (as defined in Note 8) within the hierarchy used to measure fair value:

				Total
	Level 1	Level 2	Level 3	Fair Value

September 30, 2017
Pooled separate accounts	$-	$2,641	$-	$2,641

				Total
	Level 1	Level 2	Level 3	Fair Value

December 31, 2016
Pooled separate accounts	$-	$2,558	$-	$2,558

During the nine months ended September 30, 2017, benefits paid, employer contributions and the actual return on plan assets for the defined benefit pension plan were $205, $69, $219, respectively. During the nine months ended September 30, 2016, benefits paid, employer contributions, and the actual return on plan assets were $136, $172, and $104, respectively.

The Company’s defined benefit pension plan target allocations and weighted-average allocations by asset category are as follows:

		September 30,	December 31,
	Target Allocation 2017	2017	2016
Pooled separate accounts
Equity	30%-40%	39%	37%
Debt	60%-70%	61%	63%

The Company’s investment strategy is to maintain a diversified investment portfolio. Rebalancing occurs on a periodic basis to maintain the target allocations, but normal market activity may result in deviations. As a result of the percentage of equities held, actual return of plan assets for any period may fluctuate significantly due to changes in the stock market.

Changes in accumulated other comprehensive loss associated with the defined benefit and postretirement medical plans are as follows:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Amortization of:
Accumulated net loss	$25	$29	$2	$2
Unrecognized prior service cost	-	-	(2)	(2)
	25	29	-	-
Tax effect	-	-	-	-
Unrecognized gain, net of tax	$25	$29	$-	$-

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Amortization of:
Accumulated net loss	$74	$83	$4	$6
Unrecognized prior service cost	-	-	(4)	(6)
	74	83	-	-
Tax effect	-	-	-	-
Unrecognized gain, net of tax	$74	$83	$-	$-

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 are summarized below:

	Level 2
	September 30,	December 31,
	2017	2016
Financial Assets
Available-for-sale securities	$19,886	$25,162
	$19,886	$25,162

Presented in the table below are assets measured at fair value on a nonrecurring basis using Level 3 inputs at September 30, 2017 and December 31, 2016:

	Level 3
	September 30,	December 31,
	2017	2016
Impaired loans (collateral dependent)
One-to four-family, owner occupied	$-	$39
One-to four-family, non-owner occupied	-	-
Total financial assets	-	39

Nonfinancial assets
Real estate owned, net:
One-to four-family, owner occupied	-	-
Total nonfinancial assets	$-	$-
Total assets measured at fair value on a nonrecurring basis	$-	$39

The Company's impaired loan at December 31, 2016 was measured at fair value based primarily upon the estimated value of real estate collateral less costs to sell. The carrying amounts of this loan was $39. This loan had a specific valuation allowance of $9 at December 31, 2016. At September 30, 2016, the carrying value of impaired loans was $10. Fair value adjustments of $29 were made through charge-offs to the allowance for loan losses for the three and nine months ended September 30, 2016.

Real estate owned is carried at the lower of carrying value or fair value less costs to sell. At September 30, 2016, the carrying value of real estate owned was $24. The write down for the three and nine months ended September 30, 2016 to adjust real estate owned to fair value was $16.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016:

	Level 3 Quantitative Information
	September 30,	December 31,
	2017	2016	Valuation	Unobservable
	Fair Value	Fair Value	Technique	Inputs	Range

Impaired real estate loans net, with specific allocations:
One-to-four family, owner occupied	$-	$39	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%

Fair Value of Financial Instruments

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value and are considered Level 1 assets and liabilities. These items include cash and cash equivalents, accrued interest receivable and accrued interest payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at September 30, 2017 and December 31, 2016 are summarized below:

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2017
Financial assets
Available-for-sale securities	$19,886	$-	$19,886	$-	$19,886
Restricted equity securities (1)	405	NA	NA	NA	NA
Loans, net	80,590	-	-	80,790	80,790

Financial liabilities
Deposits	$88,789	$28,166	$61,611	$-	$89,777
FHLB Advances	9,000	-	9,080	-	9,080

December 31, 2016
Financial assets
Available-for-sale securities	$25,162	$-	$25,162	$-	$25,162
Restricted equity securities (1)	837	NA	NA	NA	NA
Loans, net	74,248	-	-	75,877	75,877

Financial liabilities
Deposits	$88,471	$25,497	$64,082	$-	$89,579
FHLB Advances	6,000	-	6,158	-	6,158

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

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations at September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Our total assets increased $3.1 million, or 2.8%, to $112.5 million at September 30, 2017 from $109.4 million at December 31, 2016. The increase in total assets is primarily due to the $6.3 million increase in net loans and the purchase of bank owned life insurance of $3.4 million. The increase in total assets was primarily supported by a $3 million increase in FHLB advances to $9.0 million at September 30, 2017 from $6.0 million at December 31, 2016. The increases in net loans and bank owned life insurance were offset partially by a $5.3 million, or 21.0%, decrease in available-for-sale securities to $19.9 million at September 30, 2017 from $25.2 million at December 31, 2016. Cash and cash equivalents also decreased by $1.2 million, or 22.2%, to $4.2 million at September 30, 2017 from $5.4 million at December 31, 2016. The decrease in available-for-sale securities and cash and cash equivalents is reflective of our loan growth since December 31, 2016.

Gross loans increased by $6.3 million, or 8.4%, to $81.8 million at September 30, 2017 from $75.5 million at December 31, 2016. All of our loan portfolio segments increased except for our one-to four-family owner occupied loans and construction and land loans. Our commercial and multifamily, commercial business, one-to four-family, non-owner occupied, and consumer loan segments increased by $6.1 million, $984,000, $680,000, and $863,000, respectively. Our one-to four-family, owner occupied loans decreased to $46.1 million at September 30, 2017 from $48.0 million at December 31, 2016. The decrease in one-to four-family loans and increases in commercial and multi-family real estate and commercial business loans, reflects our strategy of focusing our lending efforts more on commercial lending and an increase in demand for these types of loans during the first nine months of 2017.

Securities available for sale decreased by $5.3 million, or 21.0%, to $19.9 million at September 30, 2017 from $25.2 million at December 31, 2016. The decrease is attributable to both the sale of approximately $3.0 in amortized cost of available-for-sales securities and approximately $3.8 million in principle paydowns of mortgage-backed securities during the nine months ended September 30, 2017. These decreases were offset by approximately $1.8 million in the purchase of an SBAP security in the first quarter of 2017.

Real estate owned, net increased to $81,000 at September 30, 2017, which was the result of one foreclosure on a one-to four-family residential loan. The real estate owned was recorded at fair value less costs to sell. No charge-off was recognized.

Our deposits increased $318,000, or 0.36%, to $88.8 million at September 30, 2017 from $88.5 million at December 31, 2016, with $893,000, or 18.7%, of the increase in noninterest-bearing deposits, offset partially by a decrease of $575,000, or .069%, in interest-bearing deposits. The increase in total deposits reflects a steady demand for deposit products, particularly our money market savings and checking accounts.

FHLB advances increased to $9.0 million at September 30, 2017 from $6.0 million at December 31, 2016. The increase in FHLB advances reflects additional funding needs to support our loan growth. During the second quarter of 2017, we repaid a short-term $3.0 million variable rate advance maturing in September 2017 with the proceeds from the sale of investment securities and entered into a new advance for $3.0 million with a term of nine months and at a fixed rate of 1.27%, maturing in February 2018.

Shareholders’ equity decreased by $159,000, or 1.2%, to $12.5 million at September 30, 2017 from $12.7 million at December 31, 2016. The decrease in shareholders’ equity reflects our net loss of $363,000 for the nine months ended September 30, 2017 offset by the decreases in accumulated other comprehensive losses related to our available-sale-securities of $59,000, or 22.0%, and to our defined benefit and postretirement medical plans of $74,000, or 5.0%. Additionally, the recognition of of employee stock ownership plan expenses resulted in an increase of $30,000 in shareholders’ equity for the nine months ended September 30, 2017.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)

Non-accrual loans:
Real estate mortgage loans:
One- to four-family, owner occupied	$-	$39
One- to four-family, non-owner occupied	-	30
Commercial and multi-family	-	69
Construction and land	13	16
Total non-accrual loans	13	154

Accruing troubled debt restructured loans:
Real estate mortgage loans:
One- to four-family, owner occupied	85	87
Total accruing troubled debt restructured loans	85	87
Total non-performing loans	98	241

Foreclosed real estate held for sale:
One- to four-family	81	-
Commercial and multi-family	-	-
Construction and land	-	-
Total foreclosed real estate held for sale	81	-

Total non-performing assets	$179	$241

Total non-performing loans to total gross loans	0.12%	0.32%
Total non-performing assets to total assets	0.16%	0.22%

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was less than $1,000 for the nine months ended September 30, 2017 and no income was recognized on these loans for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $11,000. The actual amount collected on these loans was $6,000.

Interest income that would have been recorded had our trouble debt restructured loans been current in accordance with their original terms was $3,000 and $12,000 for the nine months ended September 30, 2017 and 2016. Interest of $2,000 and $9,000 was recognized on these loans and is included in net income for the nine months ended September 30, 2017 and 2016.

The decrease in nonperforming assets is a reflection of strong credit quality within our loan portfolio and the foreclosure of one nonaccrual loan.

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

	For the Three Months Ended
	September 30, 2017				September 30, 2016
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$81,520		868	4.26%	$74,472		835	4.48%
Investment securities	20,280		84	1.66	20,627		59	1.14
Interest-bearing deposits	2,590		8	1.24	9,785		10	0.41
Total interest-earning assets	104,390		960	3.68	104,884		904	3.45
Noninterest-earning assets	8,820				2,776
Total assets	$113,210				$107,660

Liabilities and equity:
Interest-bearing liabilities:
Checking accounts	$433		1	0.92%	406		1	0.98%
Savings accounts	7,557		2	0.10	7,811		1	0.05
Money market accounts	14,442		17	0.47	10,761		11	0.41
Certificates of deposit	61,389		252	1.63	63,020		254	1.60
Total interest-bearing deposits	83,821		272	1.29	81,998		267	1.30
FHLB advances and other	9,000		48	2.12	6,000		44	2.92
Total interest-bearing liabilities	92,821		320	1.37	87,998		311	1.41
Noninterest bearing deposits	5,666				4,884
Other noninterest-bearing
liabilities	2,121				2,110
Total liabilities	100,608				94,992
Equity	12,602				12,668
Total liabilities and equity	$113,210				$107,660

Net interest income			$640				$593
Interest rate spread				2.31%				2.04%
Net interest margin				2.45%				2.26%
Average interest-earning assets to average interest-bearing liabilities	1.12	X			1.19	X

	For the Nine Months Ended
	September 30, 2017				September 30, 2016
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$79,398		2,561	4.30%	$74,150		2,489	4.48%
Investment securities	23,276		290	1.66	15,818		157	1.32
Interest-bearing deposits	2,590		27	1.39	9,481		30	0.42
Total interest-earning assets	105,264		2,878	3.65	99,449		2,676	3.59
Noninterest-earning assets	7,695				3,070
Total assets	$112,959				$102,519

Liabilities and equity:
Interest-bearing liabilities:
Checking accounts	$457		3	0.88%	$406		1	0.33%
Savings accounts	7,563		4	0.07	7,992		4	0.07
Money market accounts	14,081		48	0.46	9,452		23	0.33
Certificates of deposit	61,929		744	1.61	62,081		734	1.59
Total interest-bearing deposits	84,030		799	1.27	79,931		762	1.28
FHLB advances and other	8,833		137	2.07	6,065		186	4.11
Total interest-bearing liabilities	92,863		936	1.35	85,996		948	1.48
Noninterest bearing deposits	5,279				4,884
Other noninterest-bearing
liabilities	2,160				2,821
Total liabilities	100,302				93,701
Equity	12,657				8,818
Total liabilities and equity	$112,959				$102,519

Net interest income			$1,942				$1,728
Interest rate spread				2.30%				2.11%
Net interest margin				2.46%				2.32%
Average interest-earning assets to average interest-bearing liabilities	1.13	X			1.16	X

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. We recognized a net loss of $111,000 for the three months ended September 30, 2017 compared to a net loss of $123,000 for the three months ended September 30, 2016. The decrease in net loss was primarily attributed to an increase in net interest income of $47,000, or 8.0%, to $640,000 for the three months ended September 30, 2017 from $593,000 for the three months ended September 30, 2016 and an increase in total noninterest income of $27,000, or 60.0%, to $72,000 from $45,000 for the same periods, offset partially by an increase in noninterest expense of $63,000, or 8.3%, to $824,000 for the three months ended September 30, 2017 compared to $761,000 for the three months ended September 30, 2016.

Interest Income. Interest income increased $56,000, or 6.2%, to $960,000 for the three months ended September 30, 2017 from $904,000 for the three months ended September 30, 2016. The increase in interest income reflects the increase in the yield on interest-earning assets of 23 basis points to 3.68% for the three months ended September 30, 2017 from 3.45% for the three months ended September 30, 2016, partially offset by the decrease in the average balance of interest-earning assets to $104.4 million from $104.9 million. The increase in the yield on interest-earning assets reflects higher yields on our investment securities.

Interest income on loans increased by $33,000, or 4.0%, to $868,000 for the three months ended September 30, 2017 from $835,000 for the three months ended September 30, 2016. The increase in loan interest income reflects the increase in the average balance of our loans of $7.0 million, or 9.5%, to $81.5 million for the three months ended September 30, 2017 from $74.5 million for the three months ended September 30, 2016, which offset the decrease in yield on loans of 22 basis points to 4.26% from 4.48%. The increase in the average balance of our loans reflects increased loan demand in our market area and the continued deployment of capital raised in our mutual-to-stock conversion into higher yielding assets.

Interest income on investment securities increased by $25,000, or 42.4% to $84,000 for the three months ended September 30, 2017 from $59,000 for the three months ended September 30, 2016. The increase reflected the increase in the yield on our investment securities of 52 basis points to 1.66% for the three months ended September 30, 2017 from 1.14% for the three months ended September 30, 2016. The increase in yield more than offset the decrease in the average balance of investment securities, which decreased to $20.3 million from $20.6 million for the same periods. The increase in yield reflects the decrease in the rate of paydowns on our mortgage-backed securities during the three months ended September 30, 2017 as compared to the same period in 2016.

Interest from interest-bearing deposits decreased to $8,000 for the three months ended September 30, 2017 from $10,000 for the three months ended September 30, 2016. The decrease reflects the decrease in average balance to $2.6 million for three months ended September 30, 2017 from $9.8 million for the three months ended September 30, 2016. The decrease in the average balance of interest-bearing deposits reflects the use of excess funds to support the increase in our loan demand during the three months ended September 30, 2017.

Interest Expense. Interest expense increased by $9,000, or 3.0%, to $320,000 for the three months ended September 30, 2017 from $311,000 for the three months ended September 30, 2016. The increase reflects an increase in the average balance of interest-bearing liabilities of $4.8 million, or 5.4%, to $92.8 million for the three months ended September 30, 2017 from $88.0 million for the three months ended September 30, 2016. The increase in the average balance of interest-bearing liabilities offset the decrease in the average cost of interest-bearing liabilities of four basis points to 1.37% for the three months ended September 30, 2017 from 1.41% for the three months ended September 30, 2017.

Deposit interest expense increased by $5,000, or 2.0%, to $272,000 for the three months ended September 30, 2017 from $267,000. The increase in deposit interest expense reflects the increase in the average balance of deposits of $1.8 million, or 2.0%, to $83.8 million for the three months ended September 30, 2017 from $82.0 million for the three months ended September 30, 2016. The majority of our deposit increase came from an increase in the average balance of our money market accounts, which increased $3.7 million, or 33.0%, to $14.4 million for the three months ended September 30, 2017 from $10.8 million for the three months ended September 30, 2016. This increase was offset by a decrease in our certificates of deposits of $1.6 million, or 2.5%, to $61.4 million for the three months ended September 30, 2017 from $63.0 million for the three months ended September 30, 2016.

Interest expense on FHLB advances increased by $4,000, or 9.1%, to $48,000 for the three months ended September 30, 2017 from $44,000 for the three months ended September 30, 2016. The increase in FHLB interest expense reflects the increase in the average balance of FHLB advances to $9.0 million for the three months ended September 30, 2017 from $6.0 million for the three months ended September 30, 2016.

Net Interest Income. Net interest income increased $47,000, or 8.0%, to $640,000 for the three months ended September 30, 2017 from $593,000 for the three months ended September 30, 2016, which was largely a reflection of the increase in net interest margin of 19 basis points to 2.45% from 2.26% for the same periods.

Provision for Loan Losses. There was no provision for loan losses for the three months ended September 30, 2017 or 2016, which is a reflection of our continued strong credit quality as evidenced by our continued low and decreasing levels of nonperforming loans.

Our total allowance for loans losses was 1.5% of total gross loans at September 30, 2017 compared to 1.6% at December 31, 2016. We do not have an allowance for specifically identified impaired loans as we generally charge-off identified impairments on impaired loans to the allowance for loan losses to a net realizable value on those loans. As needed we may have an unallocated portion in our general allowance that we believe represents those probable incurred losses within our loan portfolio not specifically identified with any particular portfolio segment. At September 30, 2017 and December 31, 2016, the unallocated portion of our allowance for loan losses was $54,000 and $49,000, respectively.

Noninterest Income. Noninterest income increased $27,000, or 60.0%, to $72,000 for the three months ended September 30, 2017 from $45,000 for the three months ended September 30, 2016. The increase reflects both the recognition of $27,000 of income on bank owned life insurance related to the $3.4 million of bank owned life insurance purchased in March of 2017 and the increase of $9,000 in service charges on deposit accounts related to increased activity in transaction accounts and overdraft fees during the three months ended September 30, 2017 compared to the 2016 period.

Noninterest Expense. Noninterest expense increased $62,000, or 8.1%, to $823,000 for the three months ended September 30, 2017 from $761,000 for the three months ended September 30, 2016. The increase was largely attributed to increases in salaries and employee benefits, occupancy and equipment expenses, and professional and supervisory fees. Salary and employee benefits increased by $22,000, or 6.0%, to $391,000 for the three months ended September 30, 2017 from $369,000 for the three months ended September 30, 2016. The increase reflects normal pay increases for employees, additional compensation expense associated with our ESOP, and the addition of new bank officers. Occupancy and equipment expenses increased by $32,000, or 34.8%, to $124,000 for the three months ended September 30, 2017 from $92,000 for the 2016 period. The increase was primarily related to increased depreciation costs resulting from depreciation of renovation costs incurred for the renovation of our main office. Professional and supervisory fees increased by $18,000, or 13.5%, to $151,000 for the three months ended September 30, 2017 from $133,000 for the three months ended September 30, 2016. The increase in professional and supervisory fees reflects the increased costs associated with being a public company. These increases were largely offset by decreases in FDIC deposit insurance premiums of $11,000, or 52.4%.

Income Tax Expense. There was no provision for income taxes for the three months ended September 30, 2017 or September 30, 2016. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available-for-sale securities, based upon our cumulative operating losses in recent years.

The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Comparison of Operating Results for the Nine months Ended September 30, 2017 and 2016

General. We recognized a net loss of $363,000 for the nine months ended September 30, 2017 compared to a net loss of $408,000 for the nine months ended September 30, 2016. The decrease in net loss was primarily attributed to an increase in net interest income of $214,000, or 12.4%, to $1.9 million for the nine months ended September 30, 2017 from $1.7 million for the nine months ended September 30, 2016 and increase in noninterest income of $49,000, or 61.2%, to $129,000 from $80,000 for the same periods, offset partially by an increase in noninterest expense of $217,000, or 9.8%, to $2.4 million for the nine months ended September 30, 2017 compared to $2.2 million for the 2016 period.

Interest Income. Interest income increased $202,000, or 7.5%, to $2.9 million for the nine months ended September 30, 2017 from $2.7 million for the nine months ended September 30, 2016. The increase in interest income reflects both the increase in the average balance of interest-earning assets to $105.3 million from $99.4 million and the slight increase in the yield on interest-earning assets of five basis points to 3.65% for the nine months ended September 30, 2017 from 3.60% for the nine months ended September 30, 2016. The increase in the average balance of interest-earning assets reflects the increased loan demand in our market area during the nine months ended September 30, 2017.

Interest income on loans increased by $72,000, or 3.0%, to $2.6 million for the nine months ended September 30, 2017 from $2.5 million for the nine months ended September 30, 2016. The increase in loan interest income reflects the increase in the average balance of our loans of $5.2 million, or 7.0%, to $79.4 million for the nine months ended September 30, 2017 from $74.1 million for the nine months ended September 30, 2016. The increase in balances was partially offset by the decrease in yield on loans of 18 basis points to 4.30% from 4.48%. The increase in the average balance of our loans reflects increased loan demand in our market area and competitive market pressure resulted in the decline in the yield on our loans.

Interest income on investment securities increased by $133,000, or 84.7% to $290,000 for the nine months ended September 30, 2017 from $157,000 for the nine months ended September 30, 2016. The increase reflected both an increase in the yield on our investment securities of 34 basis points to 1.66% for the nine months ended September 30, 2017 from 1.32% for the nine months ended September 30, 2016 and an increase in the average balance of investment securities of $7.4 million, or 47.0%, to $23.3 million from $15.8 million for the same periods. The increase in yield reflects the decrease in the rate of paydowns on our mortgage-backed securities during the nine months ended September 30, 2017, and the increase in the average balance of investment securities reflects both the slowdown in mortgage-backed securities paydowns and increased investment purchases during the during the nine months ended September 30, 2017.

Interest from interest-bearing deposits decreased to $27,000 for the nine months ended September 30, 2017 from $30,000 for the nine months ended September 30, 2016. The decrease reflects the decrease in their average balance to $2.6 million for nine months ended September 30, 2017 from $9.5 million for the 2016 period. The decrease in the average balance of interest-bearing deposits reflects the investment of excess funds in higher-yielding loans and investments during the nine months ended September 30, 2017.

Interest Expense. Interest expense decreased by $12,000, or 1.3%, to $936,000 for the nine months ended September 30, 2017 from $948,000 for the nine months ended September 30, 2016. The decrease is due to the decrease in interest expense on FHLB borrowings, which decreased to $137,000 for the nine months ended September 30, 2017 from $186,000 for the nine months ended September 30, 2016. The decrease in FHLB interest expense offset the increase in deposit interest expense.

Deposit interest expense increased by $37,000, or 4.8%, to $799,000 for the nine months ended September 30, 2017 from $762,000. The increase in deposit interest expense reflects the increase in the average balance of deposits of $4.0 million, or 5.0%, to $84.0 million for the nine months ended September 30, 2017 from $80.0 million for the nine months ended September 30, 2016. The majority of our deposit increase came from an increase in the average balance of our money market accounts, which increased $4.6 million, or 49.0%, to $14.1 million for the nine months ended September 30, 2017 from $9.4 million for the nine months ended September 30, 2016.

Interest expense on FHLB advances decreased by $49,000, or 26.3%, to $137,000 for the nine months ended September 30, 2017 from $186,000 for the nine months ended September 30, 2016. The decrease in FHLB interest expense reflects the decrease in the average cost of FHLB advances by 204 basis points, which is the result of maturities and refinancing of higher rate advances during the nine months ended September 30, 2016. The decrease in the average cost of FHLB advances more than offset the increase in the average balance of advances of $2.7 million, or 44.3%, to $8.8 million for the nine months ended September 30, 2017 from $6.1 million for the nine months ended September 30, 2016.

Net Interest Income. Net interest income increased $214,000, or 12.6%, to $1.9 million for the nine months ended September 30, 2017 from $1.7 million for the nine months ended September 30, 2016, which is largely a reflection of the increase in our net interest margin to 2.46% for the nine months ended September 30, 2017 from 2.32% for the nine months ended September 30, 2016.

Provision for Loan Losses. There was no provision for loan losses for the nine months ended September 30, 2017 or 2016, which is a reflection of our continued strong credit quality as evidenced by our continued low and decreasing levels of nonperforming loans. In addition, during the nine months ended September 30, 2017, we had net recoveries of $12,000.

Our total allowance for loans losses was 1.5% of total gross loans at September 30, 2017 compared to 1.6% at December 31, 2016. We do not have an allowance for specifically identified impaired loans as we generally charge off identified impairments on impaired loans to the allowance for loan losses to a net realizable value on those loans. As needed we may have an unallocated portion in our general allowance that we believe represents those probable incurred losses within our loan portfolio not specifically identified with any particular portfolio segment. At September 30, 2017 and December 31, 2016, our unallocated portion of our allowance for loan losses was $54,000 and $49,000, respectively.

Noninterest Income. Noninterest income increased $49,000, or 61.2%, to $129,000 for the nine months ended September 30, 2017 from $80,000 for the nine months ended September 30, 2016. The increase reflects both the recognition of $55,000 of income on bank owned life insurance related to the $3.4 million of bank owned life insurance purchased in March of 2017 and an increase of $15,000, or 31.3%, in service charges on deposit accounts to $63,000 for the nine months ended September 30, 2017 as compared to $48,000 for the nine months ended September 30, 2016. The increase in deposit service charges is related to the increased activity in transaction accounts and overdraft fees during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases were offset by a loss on sale of investment securities of $19,000 for the nine months ended September 30, 2017 as compared to a gain of $7,000 for the nine months ended September 30, 2016 and by a decrease in the gain on sale of real estate owned of $9,000, or 90.0%, to $1,000 for the nine months ended September 30, 2017 as compared to $10,000 for the 2016 period.

Noninterest Expense. Noninterest expense increased $217,000, or 9.8%, to $2.4 million for the nine months ended September 30, 2017 from $2.2 million for the nine months ended September 30, 2016. The increase was largely due to increases in salaries and employee benefits, occupancy and equipment expenses, and professional and supervisory fees. Salary and employee benefits increased by $134,000, or 12.2%, to $1.2 million for the nine months ended September 30, 2017 from $1.1 million for the nine months ended September 30, 2016. The increase reflects normal pay increases for employees, additional compensation expense associated with our ESOP, and the addition of new bank officers. Occupancy and equipment expenses increased by $92,000, or 34.6%, to $358,000 for the nine months ended September 30, 2017 from $266,000 for the nine months ended September 30, 2016. The increase was primarily related to increased depreciation costs resulting from depreciation of renovation costs incurred for the renovation of our main office. Professional and supervisory fees increased by $54,000, or 16.8%, to $376,000 for the nine months ended September 30, 2017 from $322,000 for the nine months ended September 30, 2016. The increase in professional and supervisory fees reflects the increased costs associated with being a public company. These increases were largely offset by decreases in FDIC deposit insurance of $38,000, or 60.3%, and the provision for real estate owned and related expenses. The decrease in FDIC deposit insurance expense is the result of a decrease in insurance premiums, and a decrease in real estate owned during the nine months ended September 30, 2016 resulted in lower maintenance costs, taxes and insurance on these properties.

Income Tax Expense. There was no provision for income taxes for the nine months ended September 30, 2017 or September 30, 2016. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available-for-sale securities, based upon our cumulative operating losses in recent years.

The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, FHLB advances, and repayments, maturities and calls of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2017.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Chicago (FHLB) that provide an additional source of funds. Our FHLB advances totaled $9.0 million at September 30, 2017. In addition, the Company has an irrevocable standby letter of credit with the FHLB of $2.7 million at September 30, 2017 to secure public deposits. At September 30, 2017, we had the ability to borrow up to an additional $38.5 million from the FHLB, subject to pledging additional collateral. We also have an unused open line of credit at The Independent BankersBank that would allow us to borrow up to $2.5 million at September 30, 2017.

The Company is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2017 and December 31, 2016, the Company exceeded all regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.

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

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Best Hometown Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”) as filed with the Securities and Exchange Commission on March 30, 2017, including under the section titled “Risk Factors, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At September 30, 2017, the risk factors for Best Hometown Bancorp, Inc. have not changed materially from those reported in our Form 10-K. However, the risks described in the Form 10-K are not the only risks that we face.

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

BEST HOMETOWN BANCORP, INC.

Date: November 14, 2017	/s/ Ronnie R. Shambaugh
Ronnie R. Shambaugh
President and Chief Executive Officer

Date: November 14, 2017	/s/ Jennifer M. Lanzafame
Jennifer M. Lanzafame
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Best Hometown Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

