Form 10-K
period 2017-12-31
Best Hometown Bancorp, Inc.
filed 2018-03-29
CIK 1667840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2017
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class
Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  ”large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2017 was $9.7 million.
As of December 31, 2017, there were 826,208 shares outstanding of the registrant’s common stock.
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

Best Hometown Bancorp. Inc.
Best Hometown Bancorp, Inc. (the “Company”) is a Maryland-chartered corporation that was incorporated on March 7, 2017 to become the savings and loan holding company for Best Hometown Bank. Best Hometown Bank, formerly Home Federal Savings and Loan of Collinsville, is a federal stock savings and loan association that was organized in 1887.
As of December 31, 2017, Best Hometown Bancorp, Inc. had 826,208 shares outstanding and a market capitalization of approximately $9.7 million.
The executive offices of Best Hometown Bancorp, Inc. are located at 100 E. Clay Street, Collinsville, IL 62234, and the telephone number is (618) 345-1121. Our website address is www.besthometownbank.com. Information on our website should not be considered a part of this annual report. Best Hometown Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At December 31, 2017, we had total assets of $110.3 million, total deposits of $86.8 million and total equity of $12.4 million. We recorded a net loss of $534,000 for the year ended December 31, 2017.
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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in loans. Our primary lending activities are one- to four-family residential real estate loans, including non-owner occupied one- to four-family real estate loans, commercial and multi-family real estate loans and construction and land loans. To a lesser extent, we also make commercial business loans and consumer loans, including home equity loans and lines of credit. At December 31, 2017, $44.7 million, or 54.2% of our total loan portfolio was comprised of owner-occupied one- to four-family residential real estate loans, and $23.8 million, or 28.9% of our total loan portfolio, was comprised of commercial and multi-family real estate loans. Our commercial and multi-family real estate loan portfolio has grown $6.0 million from $17.8 million at December 31, 2016 to $23.8 million at December 31, 2017.
We also invest in securities, which at December 31, 2017, consisted of U.S. government agencies and government-sponsored enterprises.
We offer a variety of deposit accounts, including interest-bearing and noninterest-bearing checking accounts, savings and money market accounts and certificates of deposit. We have recently expanded the products we offer our customers, including online banking, mobile banking, and ATM cards and debit cards.
We utilize advances from the FHLB.
In 2016, we began offering brokerage services to our customers through a networking arrangement with a registered broker-dealer.
For the years ended December 31, 2017 and 2016, we had net losses of  $534,000 and $459,000, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Operating Results for the Years Ended December 31, 2017 and 2016.”
Our current business strategy includes managed growth to support profitability through greater economies of scale, including increasing our emphasis on commercial and multi-family real estate lending and, to a lesser extent, continuing to diversify our loan portfolio by increasing our commercial business lending and consumer lending. We also expect to increase our noninterest income through our entrance into the secondary market with the origination and sale of one- to four-family residential loans with terms of 20 years or more, and the addition of our new brokerage services. In addition, we intend to replace our higher-cost FHLB advances and certificates of deposit as they mature with lower-cost FHLB advances and core deposits. Most importantly, we will continue to adhere to our conservative underwriting standards of recent years, which, we believe have resulted in our improved credit quality. See “— Business Strategy.”
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
The regional economy is fairly diversified, with services, wholesale/retail trade, and manufacturing as the primary industries in our market area. Based on data from the U.S. Bureau of Labor Statistics, through December of 2017, unemployment rates were 4.2%, 4.6%, 4.8%, and 4.1% in Madison County, St. Clair County, the State of Illinois and the United States, respectively.
Our market area is focused on Madison County, Illinois, which experienced a modest population increase of 4.0 percent from 2000 to 2010, compared to a 9.7 percent increase in the United States, and is projected to decrease slightly from 2010 to 2019, compared to increases in Illinois of 2.3 percent and 6.6 percent in the United States. Madison County is projected to experience a decrease in households of 0.2 percent compared to a projected 2.5 percent increase in Illinois and a projected 6.6 percent increase in the United States. The county is also characterized by lower median household income in 2000, 2010 and projected 2019, compared to Illinois, and noticeably lower median housing values and median rent levels in 2000 and 2010, compared to Illinois and the United States. In addition, Madison County had a lower unemployment rate of 4.2 percent in December 2017, compared to a lower 4.9 percent in Illinois and 4.1 percent in the United States.
Competition
We face significant competition within our market in both making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center, regional and super regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.
As of June 30, 2017 (the latest date for which information is available), our deposit market share represented 1.78% of FDIC-insured deposits in Madison County, Illinois, ranking us tenth out of twenty-five FDIC-insured institutions with offices in the county. This data does not include credit unions with whom we also compete.
Lending Activities
General.   Our principal lending activity is originating one- to four-family residential loans, commercial real estate and multi-family loans and, to a lesser extent, construction and land loans, commercial business loans and consumer loans, including home equity loans. At December 31, 2017, our gross, before the allowance for loan losses, loans totaled $82.3 million, of which $44.7 million, or 54.2%, were owner-occupied one- to four-family residential loans, $23.8 million, or 28.9%, were commercial and multi-family real estate loans and $6.7 million, or 8.1% were one-to four-family, non-owner occupied investor loans.
Historically, our principal lending activity has been the origination of one- to four-family residential loans. In 2017, we continued with our strategic plan to expand our commercial and multi-family real estate lending to increase the yield of our loans and shorten asset duration. As a result, our portfolio of commercial and multi-family real estate loans has increased from $17.8 million, or 23.6% of total gross loans, at December 31, 2016 to $23.8 million, or 28.9% of total loans, at December 31, 2017. As part of our business strategy of managed growth following the conversion we intend to increase our emphasis on commercial and multi-family real estate loans and, to a lesser extent, continue to diversify our loan portfolio by increasing our commercial business lending, consumer lending and loans to investors for the purchase and refinance of non-owner occupied one- to four-family real estate properties. In addition, we intend to increase our noninterest income through our entrance into the secondary market with the origination and sale of one- to four-family residential loans with terms of 20 years or more. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Strategy” for a further discussion of our business strategy.

Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. We had no loans classified as held for sale at the dates indicated.
	At December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgage loans:
One- to four-family, owner occupied	$44,660	54.2%	$47,971	63.5%
One- to four-family, non-owner occupied	6,651	8.1	5,251	7.0
Commercial and multi-family	23,790	28.9	17,785	23.6
Construction and land	3,619	4.4	2,676	3.5
Commercial business loans	2,048	2.5	921	1.2
Consumer loans	1,584	1.9	901	1.2
Total gross loans	82,352	100.0%	75,505	100.0%
Net deferred loan fees	(9)		(43)
Allowance for loan losses	(1,215)		(1,214)
Total loans	$81,128		$74,248

Loan Portfolio Maturities and Yields.   The following table summarizes the contractual maturities of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect the effects of possible prepayments. Contractual maturities of balloon loans have been included for the amortized term since such loans have been assumed to renew at each balloon date. Actual maturities may differ due to prepayments or due to balloon loans not being renewed.
December 31, 2017	One-to-Four Family, Owner Occupied	One-to-Four Family, Non-owner Occupied	Commercial and Multi- Family Real Estate	Construction and Land
	(In thousands)
Amounts due in:
One year or less	$5,318	$1,151	$1,049	$1,975
More than one to two years	1,649	1,358	2,903	748
More than two to three years	1,295	960	4,058	359
More than three to five years	3,610	1,604	6,212	452
More than five to ten years	3,070	609	7,968	37
More than ten to 15 years	10,439	583	119	13
More than 15 years	19,279	386	1,481	35
Total	$44,660	$6,651	$23,790	$3,619

December 31, 2017	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$841	$165	$10,499
More than one to two years	366	807	7,831
More than two to three years	449	544	7,665
More than three to five years	112	68	12,058
More than five to ten years	280	—	11,964
More than ten to 15 years	—	—	11,154
More than 15 years	—	—	21,181
Total	$2,048	$1,584	$82,352

The following table sets forth our fixed-rate and balloon and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018. At December 31, 2017, we had only $1.7 million in adjustable rate loans. Some of our one-to four-family loans and almost all of our commercial and multi-family loans are balloon loans. Our balloon loans have been included with our adjustable-rate loans in the table below because they effectively reprice at the end of their term, which is generally 61 months, similar to an adjustable-rate loan.
	Due After December 31, 2018
	Fixed Rate	Balloon and Adjustable-Rate	Total
	(In thousands)
Real estate mortgage loans:
One- to four-family, owner occupied	$32,991	$7,537	$40,528
One- to four-family, non-owner occupied	1,054	1,649	2,703
Commercial and multi-family	27,303	538	27,842
Construction and land	100	677	777
Commercial business loans	—	2	2
Consumer loans	1	1	1
Total loans	$61,449	$10,404	$71,853

One- to Four-Family Residential Real Estate Lending.   At December 31, 2017, we had $44.7 million of loans secured by owner occupied one- to four-family real estate, representing 54.2% of our total loan portfolio. We also make loans to investors for the purchase and refinance of one- to four-family residential properties that are not owner-occupied, which are described below under “One- to Four-Family Investment Property Loans”.
We have offered both fixed-rate loans and balloon loans secured by owner occupied one- to four-family residential real estate. At December 31, 2017, approximately 73% of our owner occupied one- to four-family real estate loans were balloon loans, and the rest of such loans were fixed-rate, fully amortizing loans. We expect that in the future we will make less balloon loans and, eventually, offer an adjustable-rate loan instead.
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
Under our previous business strategy, we were retaining all one-to four-family residential loans, but we have begun to sell qualified one-to four family residential loans with maturities 20 years or greater to the secondary market in the fourth quarter of 2017.
Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines. We have also originated, on a much more limited basis, jumbo loans, which we define as loans over $500,000. The jumbo loans that we have originated are generally fixed-rate loans with terms of 15 to 30 years and a maximum loan-to-value ratio of 80%. At December 31, 2017, we had $5.2 million of fixed rate jumbo loans in our portfolio. We do not offer FHA and VA loans. At December 31, 2017, almost all of our one- to four-family residential loans were secured by properties located in our market area.
Although balloon mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they reprice at the end of the term, the ability of the borrower to renew or repay the loan and the marketability of the underlying collateral may be adversely affected if real estate values decline or in a rising interest rate environment.
We have not offered “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also have not offered loans that provide for negative amortization of principal, such as

“Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a “subprime lending” program for one-to four-family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or for “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income), and we do not intend to offer these types of loans in the future.
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
One- to Four-Family, Non-Owner Occupied Investment Property Loans.   We originate loans on one- to four-family investment properties, which we refer to herein as investor loans. The subject properties are non-owner occupied. At December 31, 2017, investor loans totaled $6.7 million, or 8.1% of total loans. Our investor loans are generally balloon loans with terms of 61 months and amortizing over 15 – 20 years. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property. At December 31, 2017, our average investor loan had a balance of $127,000. All of our investor loans are secured by properties located in our primary lending area.
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
A borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require borrowers receiving investor loans to provide annually updated financial statements and federal tax returns, as we do of individual principals on our commercial real estate loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest investor loan in our portfolio at December 31, 2017 was a $719,000 loan collateralized by a single-family non-owner occupied property. This loan was performing according to its terms at December 31, 2017.
Commercial and Multi-Family Real Estate Lending.   Consistent with our strategy to increase our yield and reduce our interest rate risk, we are continuing to emphasize the origination of commercial and multi-family real estate loans. At December 31, 2017, we had $23.8 million in commercial real estate and multi-family loans, representing 28.9% of our total loan portfolio. Of these loans, $7.3 million were multi-family real estate loans.
Our commercial and multi-family real estate loans are generally written as mortgages with balloon maturities of 5 or 7 years and amortizations of 15 to 20 years. In the past, we have also offered some fixed-rate, fully amortizing and adjustable-rate commercial real estate loans. At December 31, 2017, we had five adjustable-rate loans for $1.7 million, which were secured by commercial real estate, and the remaining loans were fixed-rate.
The maximum loan-to-value ratio of our commercial and multi-family real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan.

Set forth below is information regarding our commercial and multi-family real estate loans at December 31, 2017. At December 31, 2017, $23.5 million of our commercial and multi-family real estate loans were secured by non-owner occupied properties. These loans are considered to involve more credit risk than owner-occupied commercial real estate loans and are subject to greater regulatory review and comment.
Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Apartment complexes	16	$8,794
Professional office buildings	9	2,765
Churches	1	1,481
Nursing homes	1	1,682
Restaurants and bars	2	731
Other retail or service establishments	1	1,164
Hotels	1	957
Medical buildings	1	658
Laundromats	1	552
Commercial use buildings	14	3,649
Mixed use facilities	1	197
Other miscellaneous	3	1,160
Total	51	$23,790

At December 31, 2017, the average loan balance of our outstanding commercial and multi-family real estate loans was $447,000, and the largest of such loans was a $1.9 million loan secured by an apartment complex located in High Ridge, Missouri. This loan was performing in accordance with its terms at December 31, 2017.
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

Construction and Land Lending.   At December 31, 2017, $3.6 million, or 4.4% of our total loan portfolio, consisted of construction and land loans. We generally make construction loans primarily for the construction of one-to four-family residential homes and loans to purchase residential lots for future construction. At December 31, 2017, total construction loans for the development of one-to four-family properties was 41.5% of our total construction and land loans. To a lesser extent, we make loans for the purchase of land for future development purposes and loans to fund construction of commercial properties. At December 31, 2017, our largest construction and land loan was a $372,000 loan secured by vacant land for residential use. This loan was performing in accordance with its original terms at December 31, 2017.
Further details on our construction and land loans at December 31, 2017 are as follows:
	Number of Loans	Loans in Process	Net Principal Balance
		(Dollars in thousands)
One-to four-family	9	$852	$1,503
Residential land	14	—	1,161
Commercial land	2	—	55
Commercial construction	8	—	900
Total construction and land loans	33	$852	$3,619

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
Commercial Business Lending.   At December 31, 2017, we had $2.0 million of commercial business loans, representing 2.5% of our total loan portfolio. These loans are typically fully amortizing fixed-rate loans with terms of 4 to 5 years. We also offer commercial lines of credit that reprice on a yearly basis, although we had no commercial lines of credit outstanding at December 31, 2017. We generally obtain personal guarantees with respect to all commercial business lines of credit.
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
At December 31, 2017, the average loan balance of our outstanding commercial business loans was $82,000, and the largest outstanding balance was a $286,000.

Consumer Lending.   To a lesser extent, we offer a variety of consumer loans, including home equity loans and lines of credit. These loans are typically made as an accommodation to an existing customer in our market area. At December 31, 2017, our consumer loan portfolio totaled $1.6 million, or 1.9% of our total loan portfolio. At this date, $1,132,000 of our consumer loans were home equity loans and home improvement loans secured by properties upon which we have the first mortgage, and $10,000 of our consumer loans were unsecured (excluding overdraft accounts).
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
Loan Originations, Participations, Purchases and Sales
Most of our loan originations are generated by our loan personnel operating at our main office and other full-service banking office location. All loans we originate are underwritten pursuant to our policies and procedures. Our volume of loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our loan originations can vary from period to period.
As part of our business strategy, we began originating conforming one- to four-family loans with terms of twenty years or more for sale into the secondary market during the third quarter of 2017. The amount of originations and sales for 2017 were immaterial.

The following table shows our loan origination, purchases, sales and repayment activities for the years indicated.
	Years Ended December 31,
	2017	2016
	(In thousands)
Total gross loans at beginning of year	$75,505	$75,630
Loans originated:
Real estate loans:
One- to four-family, owner occupied	4,558	3,842
One- to four-family, non-owner occupied	3,345	1,255
Commercial and multi-family	7,590	4,440
Construction and land	2,011	971
Commercial business	1,712	552
Consumer	298	469
Total loans originated	19,514	11,529
Total loans purchased:
Commercial and multi-family real estate	—	—
Loans sold:
Real estate loans:
One- to four-family, owner occupied	(474)	—
One- to four-family, non-owner occupied	—	—
Commercial and multi-family	—	—
Construction and land	—	—
Commercial business	—	—
Consumer	—	—
Total loans sold	(474)	—
Other:
Principal repayments and other	(12,193)	11,654
Net loan activity	6,847	23,183
Total gross loans at end of year	$82,352	$98,813

Loan Approval Procedures and Authority
Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of our unimpaired capital and surplus. At December 31, 2017, our largest credit exposure to one borrower totaled $2.0 million, consisting of four loans secured by an office building, a restaurant/bar and an apartment complex, all in our market area. Our loans to one borrower or group of related borrowers limit at December 31, 2017 was $1.9 million.
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
Our loan officers may approve loans secured by real estate up to $200,000 (with approval of our Chief Loan Officer or our President in the case of a self-employed borrower) secured loans, other than real estate loans, up to $30,000, and unsecured loans up to $5,000. Our President and our Chief Loan Officer may each approve loans secured by real estate up to $500,000, and secured loans, other than real estate loans, up to $250,000. Our President and our Chief Loan Officer may approve unsecured loans up to $50,000 and $10,000, respectively. Our Loan Committee, consisting of our President and Chief Executive Officer, Executive Vice President — Chief Loan Officer and one outside director, may approve loans secured by real estate up to $1,000,000. Loans over $1,000,000 must be approved by the full board of directors.
Delinquencies, Non-Performing Assets and Classified Assets
Delinquency Procedures.   When a residential mortgage loan or consumer loan becomes more than 15 days delinquent, our core system sends an automatic notice advising the borrower of the delinquency. If the mortgage loan remains delinquent 30 days after the due date, we send a 30-day default letter giving the borrower approximately 10 days to cure the delinquency. This letter also includes credit counseling information. If the loan remains delinquent following the 30-day letter, an additional letter is sent at approximately 45 days from the due date giving the borrower an additional 10 days to bring the loan current. If the loan is not made current by approximately 60 days from the due date, a demand letter is sent by regular and certified mail giving the borrower 30 days to cure the delinquency or foreclosure proceedings will begin. If the borrower fails to bring the loan current within 90 days from the due date or fails to make arrangements to make the loan current over a longer period of time, the matter is referred to legal counsel and foreclosure or other collection proceedings are instituted.
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

Delinquent Loans.   The following table sets forth our loan delinquencies by type and amount at the dates indicated.
	At December 31, 2017
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real estate mortgage loans:
One- to four-family, owner occupied	11	$713	—	$—	11	$713
One- to four-family, non-owner occupied	1	24	1	39	2	63
Commercial and multi-family	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	12	$737	1	$39	13	$776

	At December 31, 2016
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real estate mortgage loans:
One- to four-family, owner occupied	9	$545	1	$39	10	$584
One- to four-family, non-owner occupied	3	55	—	—	3	55
Commercial and multi-family	1	69	—	—	1	69
Construction and land	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—
Consumer loans	1	3	—	—	1	3
Total	14	$672	1	$39	15	$711

Nonaccrual Loans.   We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on non-accrual loans generally is applied against principal or interest and is recognized on the cash basis or cost recovery method. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. There were no changes in our non-accrual policy during the years ended December 31, 2017 or 2016. At December 31, 2017, we had $13,000 of nonaccrual loans. At December 31, 2017, we had $39,000 of loans past due 90 days or more that were still accruing.
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
Non-Performing Loans.   Non-performing loans (including troubled debt restructurings) decreased by $105,000 to $136,000, or 0.17% of total gross loans, at December 31, 2017 from $241,000, or 0.32% of total gross loans, at December 31, 2016. During 2017, approximately $113,000 of these nonperforming loans were transferred to other real estate owned as a result of foreclosures.
The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated:
	At December 31,
	2017	2016
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgage loans:
One- to four-family, owner occupied	$—	$39
One- to four-family, non-owner occupied	—	30
Commercial and multi-family	—	69
Construction and land	13	16
Commercial business loans	—	—
Consumer loans	—	—
Total non-accrual loans	13	154
Accruing loans past due 90 days or more:
One- to four-family, non-owner occupied	39	—
Accruing troubled debt restructured loans:
Real estate mortgage loans:
One- to four-family, owner occupied	84	87
One- to four-family, non-owner occupied	—	—
Commercial and multi-family	—	—
Construction and land	—	—
Commercial business loans	—	—
Consumer loans	—	—
Total accruing troubled debt restructured loans	84	87
Total non-performing loans	136	241
Foreclosed real estate held for sale:
One- to four-family	81	—
Commercial and multi-family	—	—
Construction and land	—	—
Total foreclosed real estate held for sale	81	—
Total non-performing assets	$217	$241
Total non-performing loans to total gross loans	0.17%	0.32%
Total non-performing assets to total assets	0.20%	0.22%
Interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $609 for the year ended December 31, 2017. Interest of  $777 was recognized on these loans and is included in net income for the year ended December 31, 2017. Our troubled debt restructured loan was current according to its restructured terms. Interest recognized on trouble debt restructured loans during the year ended December 31, 2017 totaled $3,100.

Interest income that would have been recorded had our nonaccrual loans been in accordance with their original terms was $8,000 for the year ended December 31, 2016. Interest of  $6,000 was recognized on these loans and is included in net income for the year ended December 31, 2016. Interest income recognized on troubled debt restructured loans during the year ended December 31, 2016 totaled $3,600. Interest of $3,800 would have been recorded on the troubled debt restructured loan under its original terms.
Classified Assets.   Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of an allocated allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. At December 31, 2017, we had $350,000 of loans designated as “special mention.”
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that are both probable and reasonable to estimate. General allowances represent allowances, which have been established to cover losses associated with lending activities that were both probable and reasonable to estimate but have not been allocated to particular problem loans. When an insured institution classifies problem assets as “loss,” it is required either to establish an allocated allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or allocated allowances.
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
The following table sets forth our amounts of classified loans, loans designated as special mention and foreclosed real estate held for sale as of December 31, 2017 and 2016. The classified assets total at December 31, 2017 includes $136,000 of nonperforming loans.
	At December 31,
	2017	2016
	(In thousands)
Classified loans:
Substandard	$1,421	$1,594
Loss	—	—
Total classified loans	$1,421	$1,594
Special mention loans	$350	$250
Real estate owned	$81	$—

The decrease in classified loans was due primarily to the transfer of  $113,000 of nonperforming loans classified as substandard to real estate owned. Substandard loans at December 31, 2017 consisted of $1.3 million of one- to four-family owner occupied loans, $116,000 of investor loans, and $13,000 of construction and land loans.
Other Loans of Concern.   There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
Real Estate Owned.   Real estate owned consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and is recorded at fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. For the year ended December 31, 2017, we had $81,000 in real estate owned.
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

Allowance for Loan Losses.   The following table sets forth activity in our allowance for loan losses for the years indicated.
	Years Ended December 31,
	2017	2016
	(Dollars in thousands)
Allowance at beginning of year	$1,214	$1,249
Provision for loan losses	—	—
Charge offs:
Real estate mortgage loans:
One- to four-family, owner occupied	(34)	(68)
One- to four-family, non-owner occupied	(19)	(22)
Commercial and multi-family	—	—
Construction and land	—	—
Commercial business loans	—	—
Consumer loans	—	—
Total charge-offs	(53)	(90)
Recoveries:
Real estate mortgage loans:
One- to four-family, owner occupied	42	43
One- to four-family, non-owner occupied	4	12
Commercial and multi-family	—	—
Construction and land	8	—
Commercial business loans	—	—
Consumer loans	—	—
Total recoveries	54	55
Net (charge-offs) recoveries	1	(35)
Allowance at end of year	$1,215	$1,214
Allowance to non-performing loans at end of year	893.38%	503.73%
Allowance to total gross loans outstanding at end of year	1.48%	1.61%
Net charge-offs to average loans outstanding during year	0.00%	0.14%
The allowance to non-performing loans ratio increased due primarily to a reduction in non-performing loans to $136,000 at December 31, 2017 from $241,000 at December 31, 2016. The allowance to total gross loans outstanding ratio decreased only marginally as a result of lower net charge-offs for the year and a slight decrease in our loss factors used to determine our general valuation allowance as a result of lower historical loss trends over the past two years.

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
	At December 31,
	2017			2016
	Allowance for Loan Losses	Percent of Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgage loans:
One- to four-family, owner occupied	$525	43.2%	54.2%	$657	54.1%	63.5%
One- to four-family, non-owner occupied	81	6.7	8.1	113	9.3	7.0
Commercial and multi-family	407	33.5	28.9	309	25.5	23.6
Construction and land	34	2.8	4.4	42	3.5	3.5
Commercial business loans	41	3.4	2.5	18	1.5	1.2
Consumer loans	39	3.2	1.9	26	2.1	1.2
Unallocated	88	7.2	0.0	49	4.0	—
Total	$1,215	100%	100%	$1,214	100%	100%

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
Our investment committee as of December 31, 2017 consists of our Chairman of the Board of Directors, President and Chief Executive Officer, Executive Vice President — Chief Loan Officer and Chief Operating Officer and Executive Administrative Assistant. The investment committee is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. The board of directors reviews monthly our investment portfolio.
We account for investment securities in accordance with Accounting Standards Codification Topic 320, “Investments — Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. At December 31, 2017 and 2016, all of our securities were designated as available-for-sale.

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
Mortgage-Backed Securities.   At December 31, 2017, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $15.8 million and $15.4 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees.
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
SBAP Pools.   At December 31, 2017, the amortized cost and fair value of our SBAP security was $786,000 and $762,000, respectively. We own only one of these securities. SBAP Pools are securities consisting of loans issued under the Small Business Administration, which come with an unconditional guarantee by the U.S. government for the timely payment of principal and interest. SBAP Pools or SBAP 504 DCPC Pools are pools of Development Company Participation Certificates backed by the 504 loan program via private corporations authorized by the SBA called Certified Development Companies. SBAP DCPCs are fixed rate, pay semi-annual principal and interest payments. SBAP’s offer more prepayment protection with prepayment penalties on the underlying certificates.
Restricted Equity Securities.   We invest in the common stock of the Federal Home Loan Bank of Chicago. The stock is carried at cost and classified as restricted equity securities. We periodically evaluate the stock for impairment based on ultimate recovery of par value.

Securities Portfolio Composition.   The following table sets forth the composition of our securities portfolio at the dates indicated:
	At December 31,
	2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
U.S. Government agency – SBAP security	$786	$762	$1,005	$976
U.S. Government agency mortgage-backed securities – residential(1)	15,808	15,449	24,563	24,186
Total	$16,594	$16,211	$25,568	$25,162

(1)
Includes Freddie Mac, Ginnie Mae and Fannie Mae pass-through mortgaged-backed securities.

Securities Portfolio Maturities and Yields.   The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at December 31, 2017. Mortgage-backed and SBAP securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The weighted average life of the mortgage-backed securities in our portfolio at December 31, 2017 was 4.0 years.
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
U.S. Government agency SBAP security	$—	—%	$786	1.72%	$—	—%
U.S. Government agency mortgage-backed securities – residential(1)		—	14,514	1.64	1,294	2.21
Total	$—	—%	$15,300	1.64%	$1,294	2.21%

	More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
U.S. Government agency SBAP security	$—	—%	$786	1.72%
U.S. Government agency mortgage-backed securities – residential(1)	—	—	15,808	1.69
Total	$—	—%	$16,594	1.69%

(1)
U.S. Government agency mortgage-backed securities include Freddie Mac, Ginnie Mae and Fannie Mae pass-through mortgaged-backed securities.

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
Deposits.   Our deposits are generated primarily from residents and businesses within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2017, our core deposits, which are deposits other than certificates of deposit, were $27.4 million, representing 31.5% of total deposits.
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
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We have recently increased the rates paid on our money market accounts and our longer-term certificates of deposit to bring our rates towards the higher end of the market. We have also started a marketing campaign to advertise these rates.
We have recently expanded the products we offer to our customers, including the addition of online banking, an ATM network arrangement and debit cards. We added mobile banking and a customized app. We have also expanded our certificate of deposits to include a bump-up option with the expectation of rising interest rates.
The following table sets forth the distribution of total deposits by account type, at the dates indicated:
	At December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
NOW and demand deposits(1)	$5,532	6.4%	$5,255	5.9%
Money market deposits	14,792	17.0	13,025	14.7
Regular savings and other deposits	7,067	8.1	7,217	8.2
Certificates of deposit – IRA	17,116	19.7	18,708	21.1
Certificates of deposit – other	42,319	48.7	44,266	50.1
Total	$86,826	100.0%	$88,471	100.0%

(1)
Includes noninterest bearing deposits of  $5.0 million and $4.8 million at December 31, 2017 and 2016, respectively.

As of December 31, 2017, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $28.0 million. The following table sets forth the maturity of these certificates of deposit as of December 31, 2017:
At December 31, 2017
(In thousands)
Maturity Period:
Three months or less	$2,160
Over three through six months	1,906
Over six through twelve months	5,211
Over one year through three years	15,684
Over three years	3,031
Total	$27,992

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
At December 31, 2017 and 2016, we had $9.0 million and 6.0 million, respectively, of FHLB advances. At December 31, 2017, based on available collateral and our ownership of FHLB stock, we had access to additional advances of up to $39.3 million. We also have an unused open line of credit with The Independent BankersBank that would allow us to borrow up to $2.5 million.
	Years Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance outstanding at end of year	$9,000	$6,000
Average amount outstanding during the year	8,786	6,048
Highest amount outstanding at any month end during the year	9,000	9,000
Weighted average interest rate at end of year	2.07%	2.48%
Weighted average interest rate during the year	2.09%	3.70%
Subsidiary Activities
Best Hometown Bancorp, Inc. has no subsidiaries other than Best Hometown Bank, and Best Hometown Bank has no subsidiaries.
Expense and Tax Allocation Agreements
Best Hometown Bank entered into an agreement with Best Hometown Bancorp to provide it with certain administrative support services, whereby Best Hometown Bank will be compensated at not less than the fair market value of the services provided.
Employees
As of December 31, 2017, we had 22 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
FEDERAL AND STATE TAXATION
Federal Taxation
General.   Best Hometown Bancorp and Best Hometown Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Best Hometown Bancorp and Best Hometown Bank. Effective January 1, 2018 in connection with the TCJA, the corporate federal tax rate was reduced from 35.0% to 21.0%, which will have an impact on the combined tax expense of Best Hometown Bancorp and Best Hometown Bank in future periods.
Method of Accounting.   For federal income tax purposes, Best Hometown Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.
Minimum Tax.   The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2017, Best Hometown Bank had no alternative minimum tax credit carryforwards.
Net Operating Loss Carryovers.   Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, Best Hometown Bank had $5.0 million of federal net operating loss carryforwards and $6.4 million of Illinois state net operating loss carryforwards available for future use.
Capital Loss Carryovers.   Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any remaining loss not deducted after the five-year carryover period is not deductible. At December 31, 2017, Best Hometown Bank had no capital loss carryover.
Corporate Dividends.   We may generally exclude from our income 100% of dividends received from Best Hometown Bank as a member of the same affiliated group of corporations.
Audit of Tax Returns.   Best Hometown Bank’s federal income tax returns have not been audited in the most recent five-year period.
State Taxation
Best Hometown Bancorp and Best Hometown Bank will be required to file an annual combined Illinois income tax return. Effective July 1, 2017, the combined Illinois corporate income tax rate and replacement tax rate increased from 7.75% to 9.50%, which will have an impact on the tax expense of Best Hometown Bancorp and Best Hometown Bank in future periods. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. For the year ended December 31, 2017, Best Hometown Bank paid no Illinois income taxes. Best Hometown Bank is not currently under audit with respect to Illinois income tax returns and its Illinois income tax returns have not been audited for the past five years. As a Maryland business corporation, Best Hometown Bancorp is required to file annual franchise tax return with the State of Maryland.
SUPERVISION AND REGULATION
General
As a federal savings and loan association, Best Hometown Bank is subject to examination and regulation by the OCC and is also subject to examination by the FDIC. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Best Hometown Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Best Hometown Bank also is regulated to a lesser extent by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. Best Hometown Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau. Best Hometown Bank also is a member of and owns stock in the FHLB, which is one of the eleven regional banks in the Federal Home Loan Bank System. The OCC examines Best Hometown Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Best Hometown Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts, the form and content of Best Hometown Bank’s loan documents and certain consumer protection matters.
As a savings and loan holding company, Best Hometown Bancorp is subject to examination and supervision by, and be required to file certain reports with, the Federal Reserve Board. Best Hometown Bancorp is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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
At December 31, 2017, Best Hometown Bank’s capital exceeded all applicable requirements. See “Historical and Pro Forma Regulatory Capital Compliance.”
Loans-to-One Borrower.   Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, Best Hometown Bank was in compliance with the loans-to-one borrower limitations.
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
At December 31, 2017, Best Hometown Bank maintained 70.5% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. Best Hometown Bank has satisfied the QTL test in each of the last 12 months.
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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings and loan association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2017, Best Hometown Bank’s ability to pay dividends will be limited if Best Hometown Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Best Hometown Bancorp to pay dividends to its stockholders. See “— Capital Requirements” above.
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
Transactions with Related Parties.   A federal savings and loan association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls or is under common control with an insured depository institution such as Best Hometown Bank. Best Hometown Bancorp will be an affiliate of Best Hometown Bank because of its control of Best Hometown Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings and loan association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings and loan associations to maintain detailed records of all transactions with affiliates.
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
OCC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2016. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
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
At December 31, 2017, Best Hometown Bank met the criteria for being considered “well capitalized.”
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 60 basis points of total assets less tangible capital.
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
Federal Home Loan Bank System.   Best Hometown Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB, Best Hometown Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2017, Best Hometown Bank was in compliance with this requirement.
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

Holding Company Regulation
General.   Best Hometown Bancorp is a savings and loan holding company within the meaning of Home Owners’ Loan Act. As such, Best Hometown Bancorp is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over Best Hometown Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.
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
Capital.   Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in December 2014 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend the applicability to bank and savings and loan holding companies of up to $1 billion in assets. Regulations implementing this amendment were effective May 15, 2016. Consequently, savings and loan holding companies of under $1 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases. See “— Federal Banking Regulation — Capital Rule.”
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
Federal Securities Laws
Best Hometown Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Best Hometown Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
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
An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Best Hometown Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Best Hometown Bancorp has elected to comply with new or amended accounting pronouncements in the same manner as a private company.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.
ITEM 1A.
Risk Factors

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.
ITEM 1B.
Unresolved Staff Comments

None.
ITEM 2.
Properties

At December 31, 2017, the net book value of our properties was $3.1 million. The following table sets forth information regarding our offices. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.
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
At December 31, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 4.
Mine Safety Disclosures

Not applicable.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market.   Our common stock is listed on OTC Pink Marketplace (“OTCPK”) operated by OTC Markets Group. The approximate number of holders of record of our common stock as of December 31, 2017 was 171. Certain shares of our common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported on the OTC Pink Marketplace. No dividends were declared during the periods.
	High	Low
Quarter ended December 31, 2017	$13.75	$11.20
Quarter ended September 30, 2017	$14.30	$13.00
Quarter ended June 30, 2017	$13.00	$13.00
Quarter ended March 31, 2107	$12.60	$11.20
Quarter ended December 31, 2016	$11.25	$11.00
Quarter ended September 30, 2016	$11.00	$10.80
Quarter ended June 30, 2016	$11.35	$11.00
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
Dividend payments by Best Hometown Bancorp, Inc. are dependent primarily on dividends it receives from Best Hometown Bank, because Best Hometown Bancorp, Inc. has no source of income other than dividends from Best Hometown Bank, earnings from the investments by Best Hometown Bancorp, Inc. and interest payments with respect to its loan to the Employee Stock Ownership Plan. Best Hometown Bank is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. In addition, if a banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements, it will be prohibited from making capital distributions. The capital conservation buffer requirement began being phased in on January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% on January 1, 2019. For information concerning additional federal laws and regulations regarding the ability of Best Hometown Bank to make capital distributions, including the payment of dividends to Best Hometown Bancorp, Inc., see “Supervision and Regulation — Federal Banking Regulation” and “— Holding Company Regulation.”

Equity Compensation Plans.   At December 31, 2017, there were no compensation plans under which equity securities of Best Hometown Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan and the Equity Incentive Plan. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Issuer Repurchases.   There were no repurchases of the Company’s stock from the date of conversion to December 31, 2017.
Sales of Unregistered Securities.   During the year ended December 31, 2017, we did not offer or sell any unregistered securities.
ITEM 6.
Selected Financial Data

	At December 31,
	2017	2016
	(In thousands)
Financial Condition Data:
Total assets	$110,293	$109,390
Cash and cash equivalents	5,190	5,459
Restricted equity securities	405	837
Available-for-sale securities	16,211	25,162
Loans, net	81,128	74,248
Premises and equipment, net	3,312	3,141
Bank owned life insurance	3,482	—
Real estate owned, net	81	—
Deposits	86,826	88,471
Federal Home Loan Bank ("FHLB”) advances	9,000	6,000
Accrued expenses and other liabilities	2,004	2,120
Total equity	12,386	12,763
Operating Data:
Interest and dividend income	$3,836	$3,596
Interest expense	1,254	1,256
Net interest income	2,582	2,340
Provision for loan losses	—	—
Net interest income after provision for loan losses	2,582	2,340
Noninterest income	164	115
Noninterest expense	3,231	2,914
Loss before income tax expense	(485)	(459)
Income tax expense	49	—
Net loss	$(534)	$(459)

	At or For the Years Ended December 31,
	2017	2016
Selected Financial Ratios and Other Data(1):
Performance Ratios:
Return on average assets	(0.48)%	(0.44)%
Return on average equity	(4.71)%	(5.17)%
Interest rate spread(2)	2.32%	2.15%
Net interest margin(3)	2.46%	2.32%
Efficiency ratio(4)	117.66%	118.70%
Non-interest expense to average total assets	2.88%	2.80%
Average interest-earning assets to average interest-bearing liabilities	1.13x	1.13x
Average equity to average total assets	10.09%	8.53%
Asset Quality Ratios:
Non-performing assets to total assets	0.17%	0.22%
Non-performing loans to total gross loans	0.20%	0.32%
Allowance for loan losses to non-performing loans	893.38%	503.73%
Allowance for loan losses to total gross loans(5)	1.48%	1.61%
Net charge-offs to average loans outstanding	0.00%	0.05%
Capital Ratios:
Total capital (to risk-weighted assets)	20.69%	23.97%
Tier 1 capital (to risk-weighted assets)	19.43%	22.71%
Common equity tier 1 capital (to risk-weighted assets)	19.43%	22.71%
Tier 1 capital (to average assets)	11.19%	11.53%
Other Data:
Number of full-service offices	2	2
Full-time equivalent employees	22	22

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

ITEM 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Best Hometown Bank, formerly Home Federal, is a federal stock savings and loan association that was organized in 1887. We conduct our operations from our main office in Collinsville, Illinois and our full-service branch office in Maryville, Illinois. Our primary deposit market includes the areas surrounding our banking offices in Collinsville and Maryville, Illinois. Our primary lending market is Madison and St. Clair Counties, Illinois and, to a lesser extent, St. Louis County, Missouri.
Our business consists primarily of taking retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, typically FHLB borrowings, in loans. Our primary lending activity includes one- to four-family residential real estate loans, including non-owner occupied one- to four-family real estate loans, commercial and multi-family real estate loans and construction and land loans. We also make commercial business loans and consumer loans, including home equity loans and lines of credit. We also invest in securities, which at December 31, 2017, consisted of securities issued by U.S. government-sponsored enterprises and U.S. government agencies. At December 31, 2017, we had total assets of $110.3 million, total deposits of $86.8 million and total equity of $12.4 million.
In 2016 under BHB Investment Services, we began offering brokerage services to our customers through a networking arrangement with a registered broker-dealer.
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
•
Continue to Focus on Increasing Short-term Commercial and Multi-family Real Estate Lending.   We have and will continue to emphasize lending in commercial real estate and multi-family real estate properties. Our goal is to maximize our loan portfolio yield and limit our exposure to interest rate risk by shifting our lending efforts away from owner occupied one-to four-family residential real estate loans with 30 year terms. Our shift in focus is evidenced by the $6.0 million, or 33.1%, increase in commercial and multi-family real estate loans to $23.8 million at December 31, 2017 from $17.8 million at December 31, 2016 and the $3.3 million, or 6.9%, decrease in owner occupied one-to four-family loans to $44.7 million at December 31, 2017 from $48.0 million at December 31, 2016.

•
Maintain a Modest Portfolio of Commercial Business Loans.   Consistent with our strategy to increase our loan portfolio yield and earnings, we are continuing to maintain a modest portfolio of commercial business loans. These loans have higher yields but also involve more credit risk as repayment of commercial business loans is primarily contingent upon the success of the business. Commercial business loans at December were $2.0 million compared to $921,000 at December 31, 2016.

•
Increase Noninterest Income.   To continue our focus on being a community lender and reduce our exposure to changes in interest rates inherent in residential one-to four-family real estate loans, we began originating and selling single family one-to four-family loans with terms of 20 years or more to the Federal Home Loan Bank of Chicago through its Mortgage Partnership Finance® (MPF®). Additionally, we are continuing offering brokerage services to our customers through a networking arrangement with a registered broker-dealer.

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
•
Rely on Community Orientation and High-Quality Service to Maintain and Build a Loyal Local Customer Base and Maintain our Status as an Independent Community-Based Institution.   We were organized in 1887 and have been operating continuously in Madison County since that time. By using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services, we have been able to attract a solid base of local retail customers on which to continue to build our banking business. We have historically focused on promoting relationships within our community rather than specific banking products, and we expect to continue to build our customer base by relying on customer referrals and referrals from local builders and realtors.

•
Adhere to Conservative Underwriting Guidelines to Maintain Strong Asset Quality.   We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our nonperforming assets totaled $217,000, or 0.20% of total assets at December 31, 2017. Our total nonperforming loans to total gross loans ratio was 0.17% at December 31, 2017. Total loan delinquencies, 30 days or more past due, as of December 31, 2017, were $776,000, or 1.0% of total gross loans.

Comparison of Financial Condition at December 31, 2017 and 2016
Our total assets increased by $903,000, or 0.83%, to $110.3 million at December 31, 2017 from $109.4 million at December 31, 2016. The increase in total assets is primarily due to the $6.9 million increase in net loans and the purchase of bank owned life insurance of  $3.4 million during 2017. The increase in total assets was primarily supported by a $3.0 million increase in FHLB advances to $9.0 million at December 31, 2017 from $6.0 million at December 31, 2016. The increases in net loans and bank owned life insurance were offset partially by a $9.0 million, or 35.3%, decrease in available-for-sale securities to $16.2 million at December 31, 2017 from $25.2 million at December 31, 2016. Cash and cash equivalents also decreased by $269,000, or 6.7%, to $5.2 million at December 31, 2017 from $5.5 million at December 31, 2016. The decrease in available-for-sale securities and cash and cash equivalents is reflective of our loan growth since December 31, 2016.
Gross loans increased by $6.9 million, or 9.0%, to $82.3 million at December 31, 2017 from $75.5 million at December 31, 2016. All of our loan portfolio segments increased except for our one-to four-family owner occupied loans, which decreased by $3.3 million. Our one-to four-family non-owner occupied loans increased by $1.4 million. Combined, our one-to four-family loans decreased by $1.9 million. The largest increase was in our commercial and multifamily portfolio, which increased by $6.0 million. The decrease in one-to four-family loans and increases in other loan portfolios, particularly our commercial and multi-family real estate portfolio, reflect our strategy of focusing our lending efforts more on commercial lending and an increase in demand for these types of loans during 2017.
Securities available for sale decreased by $9.0 million, or 35.4%, to $16.2 million at December 31, 2017 from $25.2 million at December 31, 2016. The decrease is attributable to both the sale of approximately $5.3 in amortized cost of available-for-sales securities and approximately $5.0 million in principle paydowns of mortgage-backed securities during the year ended December 31, 2017. These decreases were offset by approximately $1.8 million in the purchase of a SBAP security in the first quarter of 2017.
Real estate owned, net increased to $81,000 at December 31, 2017, which was the result of one foreclosure on a one-to four-family residential loan. Real estate owned was recorded at fair value less costs to sell. No charge-off was recognized.
Our total deposits decreased to $86.8 million at December 31, 2017 from $88.5 million at December 31, 2016. The majority of the $1.7 million decrease in our deposits was in interest-bearing deposits, which decreased by $2.0 million, or 2.4%, to $81.7 million at December 31, 2017 from $83.7 million at December 31, 2016. The decrease in our interest-bearing deposits is a reflection of higher-rate certificates of deposit that matured in 2017 and depositors moving funds into the market for higher returns.

FHLB advances increased to $9.0 million at December 31, 2017 from $6.0 million at December 31, 2016. The increase in FHLB advances reflects additional funding needs to support our loan growth. During 2017, we entered into a new advance for $3.0 million with a term of nine months and at a fixed rate of 1.27%, maturing in February 2018.
Shareholders’ equity decreased by $372,000, or 2.9%, to $12.4 million at December 31, 2017 from $12.7 million at December 31, 2016. The decrease in shareholders’ equity reflects our net loss of  $534,000 for year ended December 31, 2017 and an increase in net unrealized losses of  $33,000 in available-for-sale securities, offset by a decrease in the unrealized losses associated with our defined benefit and postretirement medical plans of  $141,000. Additionally, the recognition of employee stock ownership plan expenses resulted in an increase of  $33,000 in shareholders’ equity for the year ended December 31, 2017. We also reclassified $300,000 from accumulated other comprehensive loss to retained earnings in connection with our early adoption of ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was issued in February 2018. This update allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the reduction of the federal corporate income tax rate pursuant to enactment of the Tax Act.
Comparison of Operating Results for the Years Ended December 31, 2017 and 2016
General.   Our net loss increased by $75,000, or 16.3%, to $534,000 for the year ended December 31, 2017 from a net loss of  $459,000 for the year ended December 31, 2016. Of the increase, $49,000 was attributable to income tax expense recognized as a result of the change in the federal corporate income tax rate as a result of the passage of the Tax Cuts and Jobs Act, which reduced the minimum corporate income tax rate from 35% to 21%. The income tax expense was a result of adjusting the deferred tax assets associated with the net unrealized loss on our available-for-sale security portfolio. The remaining $26,000 increase in net loss primarily reflected the increase in noninterest expenses of  $317,000, which offset the combined increase in net interest income of  $242,000 and noninterest income of  $49,000.
Interest Income.   Interest income increased to $3.8 million for the year ended December 31, 2017 from $3.6 million for the year ended December 31, 2016. The increase was the result of an increase in the average balance of interest-earning assets offset partially by a decrease in the yield on interest-earning assets. The average balance of interest-earning assets increased to $104.7 million for the year ended December 31, 2017 from $98.5 million for the year ended December 31, 2016. The average yield on interest-earning assets decreased to 3.67% for the year ended December 31, 2017 from 3.65% for the year ended December 31, 2016.
Interest income on loans increased by $128,000, or 3.9%, to $3.4 million for the year ended December 31, 2017. The increase reflected an increase in the average balance of loans to $79.8 million for the year ended December 31, 2017 from $74.3 million for the year ended December 31, 2016. The increase in interest income on loans as a result of the increase in the average balance of loans was offset partially by the decrease in the yield on loans to 4.32% for the year ended December 31, 2017 from 4.45% for the year ended December 31, 2016. The decrease in the yield on loans was primarily attributed to the decrease in yield on commercial and multi-family loans due to a competitive lending environment in our market area. We also decreased the average balance of higher rate one-to four-family owner occupied loans as we shifted our focus away from this segment of our portfolio during 2017.
Interest income on investment securities increased by $111,000, or 4.4%, to $361,000 for the year ended December 31, 2017 from $250,000 for the year ended December 31, 2016, reflecting both an increase of  $4.2 million, or 22.9%, in the average balances of securities to $22.5 million from $18.3 million for the years ended December 31, 2017 and 2016, respectively, and an increase in the yield on securities to 1.61% from 1.36% for the same periods. The increase in the average balance of investment securities results from significant securities’ purchases in the third and fourth quarters of 2016. The higher average yield on investment securities in 2017 reflects the slowing of mortgage backed securities prepayments, which in 2016 increased the amortization of investment premiums and thus reduced the overall investment yield.
Interest Expense.   Interest expense for the year ended December 31, 2017 was $1.2 million, remaining relatively unchanged from the prior year ended December 31, 2016.

Interest expense on checking and savings accounts increased slightly to $9,000 for the year ended December 31, 2017 as compared to $7,000 for the year ended December 31, 2016. This increase reflects a small increase in the combined average cost of these deposits to 11 basis points for the year ended December 31, 2017 from 9 basis points for the year ended December 31, 2016.
Interest expense on money market deposits increased by $32,000, or 88.9%, to $68,000 for the year ended December 31, 2017 from $36,000 for the year ended December 31, 2016 as the average cost of these deposits increased by 13 basis points from 0.35% for the year ended December 31, 2016 to 0.48% for the year ended December 31, 2017, and the average balance of money market deposits increased from $10.4 million to $14.2 million for the same periods. The increases in money market deposits reflect the attractive rates that we offer for these types of deposits and depositor’s rolling funds from maturing long-term certificates of deposits into more readily available money market deposits.
Interest expense on certificates of deposit increased by $4,000 to $993,000 for the year ended December 31, 2017 from $989,000 for the year ended December 31, 2016. The average balance of our certificates of deposit decreased by $881,000, or 1.3%, to $61.5 million for the year ended December 31, 2017 from $62.4 million for the year ended December 31, 2016. The average cost of our deposits increased by three basis points to 1.61% from 1.58% for the same periods. The decrease in the average balances of our deposits reflects depositors moving deposits into our money market funds and away from the longer-term certificates of deposits.
Interest expense on FHLB advances decreased by $40,000, or 17.9%, to $184,000 for the year ended December 31, 2017 from $224,000 for the year ended December 31, 2016. The decrease in FHLB interest expense reflects the decrease in the average cost of FHLB advances by 161 basis points, which is the result of maturities and refinancing of higher rate advances during the year ended December 31, 2016. The decrease in the average cost of FHLB advances more than offset the increase in the average balance of advances of  $2.8 million, or 46.7%, to $8.8 million for the year ended December 31, 2017 from $6.0 million for the year ended December 31, 2016.
Net Interest Income.   Net interest income increased by $242,000, or 10.3%, to $2.6 million for the year ended December 31, 2017 compared to $2.3 million for the year ended December 31, 2016. Net interest margin for the year ended December 31, 2017 was 2.46% for the year ended December 31, 2017 as compared to 2.38% for the year ended December 31, 2016. The increase in net interest margin reflects the increase in our net interest spread to 2.31% for the year ended December 31, 2017 from 2.21% for the year ended December 31, 2016.
Provision for Loan Losses.   We recorded no provision for loan loss for the years ended December 31, 2017 and 2016. Our loan portfolio continues to exhibit solid loan quality. Our nonperforming loans continue to decrease. At December 31, 2017, our total nonperforming loans were $136,000 compared to $241,000 at December 31, 2016. We recognized a net recovery for the year ended December 31, 2017 of $1,000 compared to net charge-offs of  $35,000 for the year ended December 31, 2016.
Our total allowance for loan losses was 1.48% of total gross loans at December 31, 2017 as compared to 1.61% at December 31, 2016. We had an allowance for specifically identified impaired loans of  $9,000 at December 31, 2016 and no such allowance at December 31, 2017. We generally charge off identified impairments on impaired loans to the allowance for loan losses to a net realizable value. The remaining portion of our allowance consists of the general valuation allowance of  $1.2 million. We do maintain an unallocated portion in our general allowance that we believe represents those probable incurred losses within our loan portfolio not specifically identified with any particular portfolio segment. We believe that with our increased emphasis on commercial lending as opposed to mortgage lending there are inherent credit risks that we have not yet quantified through historical experience. The unallocated portion of our allowance at December 31, 2017 was $88,000 as compared to $49,000 at December 31, 2016.
We used the same methodology in assessing the allowances for both 2017 and 2016. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended December 31, 2017 and 2016.
Noninterest Income.   For the year ended December 31, 2017, noninterest income increased by $49,000, or 42.6% to $164,000 from $115,000 for the year ended December 31, 2016. Increases in deposit service charges of  $26,000 and income on bank owned life insurance of  $82,000 were the primary contributors of this increase. We purchased $3.4 million of bank owned life insurance during 2017. For deposit service charges, the increase relates to an increase in activity within our transaction accounts and overdraft fees during 2017 as compared to 2016.
Noninterest Expense.   Noninterest expense increased by $317,000, or 10.9%, to $3.2 million for the year ended December 31, 2017 from $2.9 million for the year ended December 31, 2016. The increase was largely due to increases in salaries and employee benefits, occupancy and equipment expenses, and professional and supervisory fees. Salary and employee benefits increased by $156,000, or 10.6%, to $1.6 million for the year ended December 31, 2017 from $1.5 million for the year ended December 31, 2016. The increase reflects normal pay increases for employees, additional compensation expense associated with our ESOP, and the addition of a new bank officer. Occupancy and equipment expenses increased by $83,000, or 21.1%, to $477,000 for the year ended December 31, 2017 from $394,000 for the year ended December 31, 2016. The increase was primarily related to increased depreciation costs resulting from depreciation of renovation costs incurred for the renovation of our main office. Professional and supervisory fees increased by $133,000, or 34.5%, to $519,000 for the year ended December 31, 2017 from $386,000 for the year ended December 31, 2016. The increase in professional and supervisory fees reflects the increased costs associated with being a public company. These increases were partially offset by decreases in FDIC deposit insurance of  $20,000, or 37.0%, to $34,000 for the year ended December 31, 2017 from $54,000 for the year ended December 31, 2016 and the provision for real estate owned and related expenses, which decreased $36,000, or 69.2%, to $16,000 from $52,000 for the same periods. The decrease in FDIC deposit insurance expense is the result of a decrease in insurance premiums in 2016. Although our real estate owned increased to $81,000 at December 31, 2017 compared to no real estate owned at December 31, 2016, the costs associated with maintaining real estate properties during the year 2016 before properties were sold exceeded that we incurred in 2017.
Income Tax Expense.   We recorded a provision for income taxes of  $49,000 for the year ended December 31, 2017 as compared to no provision for the year ended December 31, 2016. The current year provision is related to the change in our federal corporate income tax rate of 34% to 21% as a result of the Tax Cuts and Jobs Act of 2017. The change in our net deferred tax assets associated with the unrealized losses on our investment securities as a result of the tax reduction was recorded as income tax expense. All other changes in our net deferred tax assets from the corporate minimum income tax rate reduction were offset by changes in our valuation allowance. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available-for-sale securities. The valuation allowance was based upon our cumulative operating losses in recent years.
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
	Year to Date
	December 31, 2017			December 31, 2016
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$79,825	$3,439	4.32%	$74,324	$3,311	4.45%
Investment securities	22,512	361	1.61	18,352	250	1.36
Interest-bearing deposits	2,357	36	1.53	5,811	35	0.60
Total interest-earning assets	104,694	3,836	3.67	98,487	3,596	3.65
Noninterest-earning assets	7,668			5,638
Total assets	$112,362			$104,125
Liabilities and equity:
Interest-bearing liabilities:
Checking accounts	$443	$4	0.90%	$359	$2	0.56%
Savings accounts	7,488	5	0.07	7,818	5	0.06
Money market accounts	14,175	68	0.48	10,427	36	0.35
Certificates of deposit	61,556	993	1.61	62,437	989	1.58
Total interest-bearing deposits	83,662	1,070	1.28	81,041	1,032	1.27
FHLB advances	8,786	184	2.09	6,048	224	3.70
Total interest-bearing liabilities	92,448	1,254	1.36	87,089	1,256	1.44
Noninterest bearing deposits	6,285			5,034
Other noninterest-bearing liabilities	2,289			3,125
Total liabilities	101,022			95,248
Equity	11,340			8,877
Total liabilities and equity	$112,362			$104,125
Net interest income		$2,582			$2,340
Interest rate spread			2.32%			2.21%
Net interest margin			2.46%			2.38%
Average interest-earning assets to average interest-bearing liabilities	1.13x			1.13x

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
	Year Ended December 31, 2017 Compared to 2016
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$239	$(111)	$128
Investment securities	56	55	111
Other interest-earning assets	(21)	22	1
Total	274	(34)	240
Interest expense:
Deposits	16	22	38
FHLB advances	(18)	(22)	(40)
Total	(2)	0	(2)
Increase in net interest income	$276	$(34)	$242

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
The tables below set forth, at December 31, 2017, the estimated changes in our net portfolio value that would result from the designated instantaneous changes across the United States Treasury yield curve based on information produced by a third party consultant. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for Best Hometown Bank only and does not include any yield curve changes in the assets of Best Hometown Bancorp.
	Net Portfolio Value per Model	Dollar Change from Base	Percentage Change from Base	Percentage total of Market Value of Assets
Up 300 basis points	$15,801	$(1,358)	(7.9)%	14.1%
Up 200 basis points	15,764	(1,395)	(8.1)	14.1
Up 100 basis points	16,648	(511)	(3.0)	14.9
Base	17,159	—	—	15.4
Down 100 basis points	16,678	(481)	(2.8)	14.9
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
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank, and repayments, maturities and calls of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2017.
We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning and non-interest-earning deposits and short and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $5.1 million.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.
At December 31, 2017, we had $2.1 million in loan commitments and unused lines of credit. Certificates of deposit due within one year of December 31, 2017 are $21.3 million, or 24.0% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018.
It is our intention as we grow our commercial and multi-family real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace our higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates we offer. Our primary investing activity is originating loans. During the years ended December 31, 2017 and December 31, 2016 we originated $22.4 million and $11.5 million of loans, respectively.
Financing activities consist primarily of activity in deposit accounts and to a lesser extent FHLB advances. We had a net decrease of  $1.7 million and a net increase of  $8.4 million in deposits for the years ended December 31, 2017 and 2016, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds. Our FHLB advances totaled $9.0 million at December 31, 2017. At December 31, 2017, we had the ability to borrow up to an additional $39.3 million from the FHLB, subject to pledging additional collateral. We also have an unused open line of credit at The Independent BankersBank that would allow us to borrow up to $2.5 million at December 31, 2017.
We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017, the Company exceeded all regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision — Federal Banking Regulation — Capital Requirements” and Note 11 — Regulatory Capital of the Notes to our Consolidated Financial Statements.
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
For the year ended December 31, 2017, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.
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

ITEM 8.
Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Best Hometown Bancorp, Inc.
Collinsville, Illinois
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Best Hometown Bancorp, Inc. (Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then, and the related notes, collectively referred to as the “financial statements”. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BKD, LLP
We have served as the Company’s auditor since 2015.
Indianapolis, Indiana
March 29, 2018

BEST HOMETOWN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$1,331	$1,776
Interest-earning deposits in banks	3,859	3,683
Total cash and cash equivalents	5,190	5,459
Available-for-sale securities	16,211	25,162
Loans	82,343	75,462
Allowance for loan losses	(1,215)	(1,214)
Net loans	81,128	74,248
Premises and equipment, net	3,312	3,141
Bank owned life insurance	3,482	—
Real estate owned, net	81	—
Accrued interest receivable
Investment securities	249	244
Loans receivable	51	74
Deferred tax asset	80	138
Restricted equity securities	405	837
Other assets	104	87
Total assets	$110,293	$109,390
LIABILITIES
Deposits
Noninterest-bearing	$5,082	$4,781
Interest-bearing	81,744	83,690
Total deposits	86,826	88,471
Federal Home Loan Bank (“FHLB”) advances	9,000	6,000
Accrued defined benefit pension and postretirement plans	1,785	1,911
Other liabilities	219	209
Total liabilities	97,830	96,591
Commitments and contingencies
Redeemable common stock held by ESOP plan	77	41
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 826,208 shares issued and outstanding	8	8
Additional paid-in capital	6,847	6,839
Retained earnings – substantially restricted	8,096	8,330
Unearned Employee Stock Ownership Plan (“ESOP”)
common stock, 60,365 and 62,844 shares	(595)	(628)
Accumulated other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale securities	(302)	(269)
Net unrealized losses on defined benefit pension plan and postretirement medical plans, net	(1,591)	(1,481)
Total accumulated other comprehensive loss, net of tax	(1,893)	(1,750)
Less maximum cash obligation related to ESOP shares	(77)	(41)
Total shareholders’ equity	12,386	12,758
Total liabilities and shareholders’ equity	$110,293	$109,390

See accompanying notes to the consolidated financial statements

BEST HOMETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
	Years Ended December 31,
	2017	2016
Interest income:
Loans receivable	$3,439	$3,311
Investment securities, taxable	361	250
Other interest-earning assets	36	35
Total interest income	3,836	3,596
Interest expense:
Deposits	1,070	1,032
Advances from FHLB	184	224
Total interest expense	1,254	1,256
Net interest income	2,582	2,340
Provision for loan losses	—	—
Net interest income after provision for loan losses	2,582	2,340
Noninterest income:
Service charges on deposit accounts	96	70
Income on bank owned life insurance	82	—
Gain (loss) on sales of securities	(49)	7
Gain on sale of real estate owned	1	10
Other	34	28
Total noninterest income	164	115
Noninterest expense:
Salaries and employee benefits	1,625	1,469
Occupancy and equipment	477	394
Data processing	217	209
Professional and supervisory fees	519	386
Office expense	55	62
Advertising	57	67
FDIC deposit insurance	34	54
Provision for real estate owned and related expenses	16	52
Other	231	221
Total noninterest expense	3,231	2,914
Loss before income taxes	(485)	(459)
Income tax expense	49	—
Net loss	$(534)	$(459)
Basic net loss per share	$(0.70)	$(1.19)

See accompanying notes to the consolidated financial statements

BEST HOMETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
	Years Ended December 31,
	2017	2016
Net loss	$(534)	$(459)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gain (loss) arising during the period	(26)	$(270)
Reclassification adjustment for gains (losses) included in net income	49	(7)
Tax effect	(7)	93
Net of tax	16	(184)
Defined benefit pension and post retirement medical plans:
Net gain (loss) arising during the period on plans	43	251
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net periodic pension cost	98	110
Tax effect	—	—
Net of tax	141	361
Total other comprehensive income	157	177
Comprehensive loss	$(377)	$(282)

See accompanying notes to the consolidated financial statements

BEST HOMETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Net Unrealized Losses On Available-for-sale Securities, Net	Net Unrealized Losses On Defined Benefit Pension and Postretirement Medical Plans, Net	Maximum Cash Obligation Related to ESOP Shares	Total
Balance at December 31, 2015	$—	$—	$8,789	$—	$(85)	$(1,842)	$—	$6,862
Net loss	—	—	(459)	—	—	—	—	(459)
Other comprehensive loss	—	—	—	—	(184)	361	—	177
Proceeds from issuance of 826,208 shares of common stock	8	6,836	—	(661)	—	—	—	6,183
ESOP shares earned	—	3	—	33	—	—	—	36
Change related to ESOP shares cash obligation	—	—		—			(41)	(41)
Balance at December 31, 2016	$8	$6,839	$8,330	$(628)	$(269)	$(1,481)	$(41)	$12,758
Net loss	—	—	(534)	—	—	—	—	(534)
Other comprehensive income	—	—	—	—	16	141	—	157
ESOP shares earned	—	8	—	33	—	—	—	41
Change related to ESOP shares cash obligation	—	—	—	—	—	—	(36)	(36)
Reclassification of certain tax effects(1)	—	—	300	—	(49)	(251)	—	—
Balance at December 31, 2017	$8	$6,847	$8,096	$(595)	$(302)	$(1,591)	$(77)	$12,386

(1)
Reclassification of disproportionate tax effects resulting from the Tax Cuts and Jobs Act of 2017 pursuant to ASU 2018-02.

See accompanying notes to the consolidated financial statements

BEST HOMETOWN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)
	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(534)	$(459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, net	705	495
Income on bank owned life insurance	(82)	—
Gain on sale of real estate owned	(1)	(10)
(Gain) loss on sales of securities	49	(7)
ESOP compensation expense	41	36
Deferred income taxes	51	—
Proceeds from loans held for sale	479	—
Originations of loans held for sale	(474)	—
Gain on sales of loans	(5)	—
Net change in operating assets and liabilities:
Accrued interest receivable	18	(22)
Accrued interest payable	(1)	(22)
Other	21	(36)
Net cash provided by (used in) operating activities	267	(25)
Cash flows from investing activities:
Loan originations and repayments, net	(7,027)	418
Purchases of available-for-sale securities	(1,813)	(22,144)
Proceeds from maturities, paydowns and calls of available-for-sale securities	5,010	4,667
Proceeds from sales of available-for-sale securities	5,305	2,911
Purchase of bank owned life insurance	(3,400)	—
Redemptions of FHLB stock, net	432	—
Purchases of premises and equipment	(430)	(1,455)
Proceeds from sale of foreclosed real estate	32	346
Net cash used in investing activities	(1,891)	(15,257)
Cash flows from financing activities:
Net change in deposits	(1,645)	8,458
Borrowings of FHLB advances	3,000	5,000
Repayments of FHLB advances	—	(8,000)
Proceeds from issuance of common stock	—	6,183
Net cash provided by financing activities	1,355	11,641
Change in cash and cash equivalents	(269)	(3,641)
Cash and cash equivalents at beginning of period	5,459	9,100
Cash and cash equivalents at end of period	$5,190	$5,459
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits	$1,070	$1,031
Interest on advances from FHLB	185	247
Real estate acquired in settlement of loans	$113	$24
Loans made to finance sales of foreclosed assets	$—	$384
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
The Bank may not pay a dividend on its capital stock if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the stock holding company will be subject to certain regulations related to the repurchase of its capital stock.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of deferred tax assets, pension and postretirement medical plan obligations, and fair values of financial instruments.
Cash Flows:   Cash and cash equivalents include cash on hand, federal funds sold, overnight interest-bearing deposits and amounts due from other depository institutions.
Restrictions on Cash:   Cash on hand or on deposit with the Federal Reserve Bank is required to meet regulatory reserve and clearing requirements. These balances do not earn interest.
Interest-Bearing Deposits in Other Financial Institutions:   Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.
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
The Company uses the specific identification method for reclassifying material stranded tax effects in accumulated other comprehensive income (“AOCI”) to earnings.
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
Management utilizes an internal loan grading system and assigns each loan a grade of pass, special mention, substandard, and doubtful, which are more fully explained in Note 4. Any loan that meets certain size requirements and performance characteristics are individually evaluated for impairment. The amount

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of impairment, if any, is measured by a comparison of the loan’s carrying value to the net present value of future cash flows using the loan’s effective rate at inception or at the fair value of collateral if repayment is expected to come solely from the collateral. All loans graded pass, special mention, substandard and doubtful not specifically evaluated for impairment are collectively evaluated for impairment by portfolio segment. To develop and document a systematic methodology for determining the portion of the allowance for loan losses for loans evaluated collectively, the Company has divided the loan portfolio into segments, each with different risk characteristics and methodologies for assessing risk. Those portfolio segments are discussed in Note 4.
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
The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance for up to $250 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits, and management believes the risk of loss is not significant. As of December 31, 2017, the amount in excess of FDIC insured limits was approximately $4,200.
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
Bank Owned Life Insurance:   The Company has purchased life insurance policies on certain directors. Accounting guidance requires bank owned life insurance to be recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
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
Restricted Equity Securities:   Restricted equity securities consist of Federal Home Loan Bank of Chicago (“FHLB”) stock. The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. There is a very limited market for FHLB stock; therefore, and the stock is carried at cost, as restricted securities, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
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
The Company follows guidance issued by the Financial Accounting Standards Board (“FASB”) with respect to accounting for uncertainty in income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
The Company elected to apply the provisions of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As a result, the Company reclassified $300 from AOCI to retained earnings.
The Company recognizes interest and/or penalties related to income tax matters in other noninterest expense.
Comprehensive Income (loss):   Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) for the Company consists of unrealized gains and losses on securities available-for-sale, net of tax and unrealized losses on our defined benefit and post retirement plans.
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
Retirement Plans:   The Company provides a 401(k) plan that covers substantially all employees. Participants may contribute to the 401(k) plan, subject to Internal Revenue Code limitations. The Company contributes 3% of salary each plan year. There are no employer matching contributions. Participants are fully vested after six years of service. Compensation expense associated with Company matching is recognized in salaries and employee benefits.
Reclassifications:   Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation and had no effect on net income or shareholders’ equity.
Earnings (Loss) Per Share:   Basic EPS is based on the weighted average number of common shares outstanding and is adjusted for ESOP shares not yet committed to be released.
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
ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently working with its core data processor in compiling the necessary loan data to comply with this ASU, and we have not completed our evaluation of the effects of implementing this ASU will have on our allowance, our financial statements and disclosures.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The portion of ASU 2016-01 that is likely to have an effect on our financial statements and disclosures relates a clarification of accounting standards with respect to deferred tax assets arising from unrealized losses on available-for-sale securities. This ASU 2016-01 requires an entity to evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe that this new guidance will have a material effect on the consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20). The update changes the amortization period of associated premiums with the purchase of callable debt securities from amortization over the life of the security to the earliest call date of the security. The standard takes effect for fiscal years and interim periods within those fiscal years, beginning after Dec. 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company early adopted this standard, and there have been no purchases of callable debt securities. Accordingly, the adoption of this standard will not have an effect on the Company’s consolidated financial statements as the company does not own any callable debt securities.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of H.R. 1, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes. The Company’s financial results reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company continues to analyze the Tax Act, including the impact on deductibility of certain executive compensation and alternative minimum tax credits, and any refinements to the provisional accounting will be completed within one year of the tax enactment date.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the reduction of the federal corporate income tax rate pursuant to enactment of the Tax Act. The guidance is required to be applied retrospectively to each period (or periods) in which the effect of the change in the federal corporate income tax rate is recognized. The Company early adopted this standard effective December 31, 2017 and reclassified $300 from AOCI to retained earnings due to re-measuring from 35% to 21% the federal deferred taxes on the accumulated other comprehensive income components related to available for sale securities, and the defined benefit and postretirement medical plans.
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
NOTE 2 — EARNINGS PER SHARE (“EPS”)
Basic EPS or loss per common share is determined by dividing net earnings or loss available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:
	Years Ended December 31, 2017	Years Ended December 31, 2016
Loss per share
Net loss	$(534)	$(459)
Weighted average common shares outstanding	826,208	417,619
Less: average unearned ESOP shares	(61,192)	(33,400)
Weighted average common shares outstanding	765,017	384,219
Basic loss per share	$(0.70)	$(1.19)

Given a net loss for the year ended December 31, 2017 and 2016, only basic loss per share is applicable. The weighted-average common shares outstanding for 2016 was computed based on the portion of the actual days outstanding from June 29, 2016 (effective date of the conversion and reorganization) to December 31, 2016 to the actual total days in the year.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 3 — AVAILABLE FOR SALE SECURITIES
Debt and mortgage-backed securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at December 31, 2017 and December 31, 2016 are as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Debt securities:
U.S. Government agency SBAP security	$786	$—	$(24)	$762
U.S. Government agency mortgage-backed securities – residential	15,808	—	(359)	15,449
Total	$16,594	$—	$(383)	$16,211

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Debt securities:
U.S. Government agency SBAP security	$1,005	$—	$(29)	$976
U.S. Government agency mortgage-backed securities – residential	24,563	4	(381)	24,186
Total	$25,568	$4	$(410)	$25,162

As of December 31, 2017, and 2016, no securities were pledged for public deposits.
The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at December 31, 2017 and December 31, 2016. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.
	Less than 12 Months			12 Months or Longer			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
December 31, 2017
U.S. Government agency SBAP security	$—	$—	—	$762	$(24)	1	$762	$(24)	1
U.S. Government agency mortgage-backed securities – residential	1,607	(15)	3	13,842	(344)	24	15,449	(359)	27
Total	$1,607	$(15)	3	$14,604	$(368)	25	$16,211	$(383)	28

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 3 — AVAILABLE FOR SALE SECURITIES (Continued)

	Less than 12 Months			12 Months or Longer			Total
	Fair Value	Unrealized loss	Number in Unrealized Loss(1)	Market Value	Unrealized loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
December 31, 2016
U.S. Government agency bonds	$976	$(29)	1	$—	$—	—	$976	$(29)	1
U.S. Government agency mortgage-backed securities – residential	19,341	(320)	26	3,500	(61)	8	22,841	(381)	34
Total	$20,317	$(349)	27	$3,500	$(61)	8	$23,817	$(410)	35

(1)
Represents actual number of securities in an unrealized loss position.

The SBAP agency security is an investment comprised of a pool of loans issued under the Small Business Administration, which come with an unconditional guarantee by the U.S. government for the timely payment of principal and interest.
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
Total fair value securities with unrealized losses at December 31, 2017 and 2016, was $16,211 and $23,817, which is approximately 100% and 95%, respectively, of the Company’s available for sale securities. None of the unrealized losses at December 31, 2017 were recognized into net income for the year ended December 31, 2017 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at December 31, 2016 were recognized as having OTTI during the year ended December 31, 2017.
Because the actual cash flows for mortgage-backed securities and SBAP security may differ from their contractual maturities, a maturity table is not shown.
The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the years ended December 31, 2017 and 2016:
	Years Ended
	December 31, 2017	December 31, 2016
Available-for-sale:
Proceeds	$5,305	$2,911
Gross gains	—	13
Gross losses	(49)	(6)

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS
The components of loans at December 31, 2017 and December 31, 2016 were as follows:
	December 31, 2017	December 31, 2016
Real estate loans:
One-to four-family, owner occupied	$44,660	$47,971
One-to four-family, non-owner occupied	6,651	5,251
Commercial and multi-family	23,790	17,785
Construction and land	3,619	2,676
Commercial business loans	2,048	921
Consumer loans	1,584	901
	82,352	75,505
Net deferred loan fees	(9)	(43)
Total	$82,343	$75,462

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2017 and 2016 by portfolio segment:
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Year Ended December 31, 2017
Real estate loans:
One-to-four family, owner occupied	$657	$(140)	$(34)	$42	$525
One-to-four family, non-owner occupied	113	(17)	(19)	4	81
Commercial and multi-family	309	98	—	—	407
Construction and land	42	(16)	—	8	34
Commercial business loans	18	23	—	—	41
Consumer loans	26	13	—	—	39
Unallocated	49	39	—	—	88
	$1,214	$—	$(53)	$54	$1,215

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Year Ended December 31, 2016
Real estate loans:
One-to-four family, owner occupied	$771	$(89)	$(68)	$43	$657
One-to-four family, non-owner occupied	82	41	(22)	12	113
Commercial and multi-family	260	49	—	—	309
Construction and land	47	(5)	—	—	42
Commercial business loans	14	4	—	—	18
Consumer loans	19	7	—	—	26
Unallocated	56	(7)	—	—	49
	$1,249	$—	$(90)	$55	$1,214

The following tables present the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2017 and December 31, 2016:
	Ending Allowance on Loans			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2017
Real estate loans:
One- to four-family, owner occupied	$—	$525	$525	$635	$44,025	$44,660
One- to four-family, non-owner occupied	—	81	81	116	6,535	6,651
Commercial and multi-family	—	407	407	—	23,790	23,790
Construction and land	—	34	34	13	3,606	3,619
Commercial business loans	—	41	41	—	2,048	2,048
Consumer loans	—	39	39	—	1,584	1,584
Unallocated	—	88	88	—	—	—
	$—	$1,215	$1,215	$764	$81,588	$82,352

	Ending Allowance on Loans			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated Impairment	Collectively Evaluated Impairment	Total
December 31, 2016
Real estate loans:
One- to four-family, owner occupied	$9	$648	$657	$700	$47,271	$47,971
One- to four-family, non-owner occupied	—	113	113	110	5,141	5,251
Commercial and multi-family	—	309	309	69	17,716	17,785
Construction and land	—	42	42	16	2,660	2,676
Commercial business loans	—	18	18	—	921	921
Consumer loans	—	26	26	—	901	901
Unallocated	—	49	49	—	—	—
	$9	$1,205	$1,214	$895	$74,610	$75,505

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
The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2017 and December 31, 2016.
	December 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$800	$635	$—	$915	$661	$—
One-to four-family, non-owner occupied	153	116	—	134	110	—
Commercial and multi-family	—	—	—	69	69	—
Construction and land	13	13	—	16	16	—
Commercial business loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$966	$764	$—	$1,134	$856	$—
With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$—	$—	$—	$39	$39	$9
One-to four-family, non-owner occupied	—	—	—	—	—	—
Commercial and multi-family	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$—	$—	$—	$39	$39	$9
Totals:
Real estate loans	$966	$764	$—	$1,173	$895	$9
Commercial loans	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
Total	$966	$764	$—	$1,173	$895	$9

Generally, impaired loans with identified losses are reduced to their net realizable value by a partial charge-off of amounts determined to be uncollectible. When impairments on impaired loans are not charged off, a specific allowance is recorded. The Company believes no further allowance for loan losses were necessary at December 31, 2017 and December 31, 2016.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

The tables below present the average recorded investment in loans and interest income recognized on loans that were individually evaluated for impairment by portfolio segment at December 31, 2017 and December 31, 2016:
	Years Ended
	December 31, 2017		December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$811	$42	$930	$56
One-to four-family, non-owner occupied	154	8	136	6
Commercial and multi-family	—	—	68	3
Construction and land	13	1	17	1
Commercial business loans	—	—	—	—
Consumer loans	—	—	—	—
Total	$978	$51	$1,151	$66
With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$—	$—	$39	$1
One-to four-family, non-owner occupied	—	—	—	—
Commercial and multi-family	—	—	—	—
Construction and land	—	—	—	—
Commercial business loans	—	—	—	—
Consumer loans	—	—	—	—
Total	$—	$—	$39	$1
Totals:
Real estate loans	$978	$51	$1,190	$67
Commercial business loans	—	—	—	—
Consumer and other loans	—	—	—	—
Total	$978	$51	$1,190	$67

There were no loans modified as troubled debt restructurings during the years December 31, 2017 and 2016. At December 31, 2017 and 2016, there were no residential real estate loans in the process of foreclosure. The loans foreclosed in 2017 were a residential real estate loans.

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
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
December 31, 2017
Real estate loans:
One-to four-family, owner occupied	$620	$93	$—	$43,947	$44,660	$—	$—
One-to four-family, non-owner occupied	24	—	39	6,588	6,651	—	39
Commercial and multi-family	—	—	—	23,790	23,790	—	—
Construction and land	—	—	—	3,619	3,619	13	—
Commercial business loans	—	—	—	2,048	2,048	—	—
Consumer loans	—	—	—	1,584	1,584	—	—
	$644	$93	$39	$81,576	$82,352	$13	$39

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
December 31, 2016
Real estate loans:
One-to four-family, owner occupied	$505	$40	$39	$47,387	$47,971	$39	$—
One-to four-family, non-owner occupied	12	43	—	5,196	5,251	30	—
Commercial and multi-family	—	69	—	17,716	17,785	69	—
Construction and land	—	—	—	2,676	2,676	16	—
Commercial business loans	—	—	—	921	921	—	—
Consumer loans	3	—	—	898	901	—	—
	$520	$152	$39	$74,794	$75,505	$154	$—

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
One-to four-family, owner occupied:   One-to four-family, owner occupied loans consist primarily of loans secured by first or second mortgages on primary residences and are originated as primarily as fixed-rate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in the Company’s market area. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties.
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
Commercial business loans:   Commercial, non-real estate, loans are offered to businesses and professionals in the Company’s market area. These loans generally have short and medium terms on a collateralized basis. The structure of these loans is largely determined by the loan purpose and collateral. Sources of collateral can include a lien on equipment, inventory, receivables and other assets of the company. A UCC-1 is typically filed to perfect our lien on these assets.
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
Consumer loans:   The Company offers installment loans for various consumer purposes, including the purchase of automobiles, boats, and for other legitimate personal purposes. The maximum term of consumer loans is 12 months for unsecured loans and 12 to 60 months for loans secured by a vehicle, depending on the age of the vehicle. The Company generally only extends consumer loans to existing customers or their immediate family members, and these loans generally have relatively low balances. We also originate floating rate home equity lines of credit and home improvement loans secured by second mortgages.
Consumer loans may entail greater credit risk than a typical residential mortgage loan, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

The following tables present total loans by risk grade and portfolio segment at December 31, 2017 and December 31, 2016:
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2017
Real estate loans:
One-to four-family, owner occupied	$42,482	$740	$146	$1,292	$—	$—	$44,660
One-to four-family, non-owner occupied	6,535	—	—	116	—	—	6,651
Commercial and multi-family	23,790	—	—	—	—	—	23,790
Construction and land	3,438	168	—	13	—	—	3,619
Commercial business loans	1,844	—	204	—	—	—	2,048
Consumer loans	1,584	—	—	—	—	—	1,584
	$79,673	$908	$350	$1,421	$—	$—	$82,352

	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2016
Real estate loans:
One-to four-family, owner occupied	$45,335	$987	$250	$1,399	$—	$—	$47,971
One-to four-family, non-owner occupied	5,141	—	—	110	—	—	5,251
Commercial and multi-family	17,731	54	—	—	—	—	17,785
Construction and land	2,483	177	—	16	—	—	2,676
Commercial business loans	852	—	—	69	—	—	921
Consumer loans	901	—	—	—	—	—	901
	$72,443	$1,218	$250	$1,594	$—	$—	$75,505

Loans to principal officers, directors and affiliates for the year ended December 31, 2017 and 2016 were as follows:
	December 31, 2017	December 31, 2016
Balance, beginning of year	$2,044	$1,867
New loans	141	344
Resignation of director	—	—
Repayments	(203)	(167)
Balance, end of year	$1,982	$2,044

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 5 — PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2017 and 2016 were as follows:
	December 31, 2017	December 31, 2016
Land	$661	$326
Buildings and improvements	4,290	4,235
Furniture, fixtures and equipment	352	354
Computer software	27	30
	5,330	4,945
Less: accumulated depreciation	(2,018)	(1,804)
Total	$3,312	$3,141

Depreciation expense for the years ended December 31, 2017 and 2016 was $247 and $165, respectively.
NOTE 6 — DEPOSITS
Time deposits that meet or exceed the FDIC Insurance limit of  $250 at December 31, 2017 and 2016 were $8,569 and $8,219.
Scheduled maturities of time deposits for the next five years were as follows:
December 31, 2017
2018	$21,267
2019	16,577
2020	15,256
2021	4,390
2022	1,930
Thereafter	15
Total	$59,435

The Company does not take brokered certificates of deposit.
Directors and executive officers were customers of, and had transactions with, the Company in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $815 and $809 at December 31, 2017 and 2016, respectively.
NOTE 7 — FEDERAL HOME LOAN BANK ADVANCES
At December 31, 2017 and 2016, advances from the Federal Home Loan Bank were as follows:
Maturity Date	Interest Rate	December 31, 2017	December 31, 2016
February 12, 2018	1.27%	$3,000	$—
March 12, 2018	4.92%	1,000	1,000
July 18, 2018	1.84%	3,000	3,000
July 18, 2019	2.21%	2,000	2,000
Total		$9,000	$6,000

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 7 — FEDERAL HOME LOAN BANK ADVANCES (Continued)

Each advance is payable at its maturity date, with a prepayment penalty if paid earlier than its maturity date. The advances were collateralized by $51,532 and $46,544 of first mortgage loans under a blanket lien arrangement at December 31, 2017 and 2016. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of  $39,332 at December 31, 2017.
At December 31, 2017, the Company had irrevocable standby letters of credit with the FHLB totaling $3,200 that matures on November 2, 2018 to secure public funds and an unused open line of credit with The Independent BankersBank that would allow us to borrow up to an $2,500.
NOTE 8 — INCOME TAXES
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate for the Company from 34% to 21%, as well as other changes. As a result of enactment of the legislation, the Company incurred a one-time income tax expense of  $49 during the fourth quarter of 2017, related to the remeasurement of the Company’s deferred tax assets and liabilities. The Company, as discussed below, has a valuation allowance recorded against all components of the net deferred tax asset, except for the unrealized loss on available-for-sale securities. Therefore, this additional one-time income tax expense of  $49 is related to the adjustment of the deferred tax asset for net unrealized losses on available-for-sale securities. For the years ended December 31, 2017 and 2016, management did not record any current federal or state income tax expense related to normal operations.
Temporary differences between tax and financial reporting that result in net deferred tax assets are as follows at December 31, 2017 and 2016:
	December 31, 2017	December 31, 2016
Deferred tax assets:
Allowance for loan losses	$370	$494
Accrued pension benefits	91	109
Accrued postretirement medical benefits	278	382
Unrealized loss on available-for-sale securities	80	138
Net operating loss carryforward	1,659	1,970
Other	3	11
Total deferred tax assets before valuation allowance	2,481	3,104
Valuation allowance	(2,271)	(2,788)
Total deferred tax assets	210	316
Deferred tax liabilities:
Deferred loan fees, net	(130)	(178)
Net deferred tax asset	$80	$138

The change in the valuation allowance for deferred tax assets is summarized as follows:
	December 31, 2017	December 31, 2016
Valuation allowance
Balance, beginning of year	$(2,788)	$(2,622)
Change in valuation allowance in operations	517	(166)
Balance, end of year	$(2,271)	$(2,788)

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 8 — INCOME TAXES (Continued)

At December 31, 2017, the Company has a net operating loss carryforward for Federal income tax purposes of  $4,996, which is available to offset future Federal taxable income from 2030 through 2037. At December 31, 2017, the Company has a net operating loss carryforward for State of Illinois income tax purposes of  $6,415, which is available to offset future State of Illinois taxable income from 2020 through 2029.
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
Retained earnings as of December 31, 2017 and 2016 includes approximately $1,593 representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. Otherwise, the deferred tax liability would be approximately $335 and could be included in taxable income if the Company pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 9 — PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

The projected benefit obligation, which is equal to the accumulated benefit obligation, fair market value of plan assets and funded status of the Company’s benefit plans using a December 31 measurement date are summarized as follows:
	Defined Benefit Pension Plan		Postretirement Medical Plan
	December 31,		December 31,
	2017	2016	2017	2016
Projected benefit obligation:
Balance, beginning of the year	$(3,526)	$(3,771)	$(943)	$(985)
Service cost	—	—	—	—
Interest cost	(132)	(142)	(36)	(37)
Actuarial gain (loss)	(167)	114	56	45
Benefits paid	272	273	37	34
Balance, end of year	(3,553)	(3,526)	(886)	(943)
Plan assets at fair value:
Balance, beginning of the year	$2,558	$2,307	$—	$—
Actual return	299	227	—	—
Contributions	69	297	37	34
Benefits paid	(272)	(273)	(37)	(34)
Balance, end of year	2,654	2,558	—	—
Accrued plan benefits	$(899)	$(968)	$(886)	$(943)

Changes in accumulated other comprehensive loss associated with the defined benefit and postretirement medical plans are as follows:
	Defined Benefit Pension Plan		Postretirement Medical Plan
	December 31,	December 31,
	2017	2016	2017	2016
Amortization of:
Unrecognized net loss	$(87)	$(316)	$(63)	$(53)
Unrecognized prior service cost	—	—	9	8
	(87)	(316)	(54)	(45)
Tax effect	—	—	—	—
Unrecognized net (gain) loss, net of tax	$(87)	$(316)	$(54)	$(45)

The following is a summary of the Company’s accrued postretirement medical benefits:
	December 31,
	2017	2016
Accumulated postretirement medical benefits
Retirees	$(886)	$(943)
Full eligible active plan participants	—	—
Other active participants	—	—
Accrued postretirement medical benefits	$(886)	$(943)

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 9 — PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Components of net periodic benefit cost and other amounts recognized in other comprehensive loss for the years ended December 31, 2017 and 2016 included the following components:
	Defined Benefit Pension Plan		Postretirement Medical Plan
	Years Ended		Years Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Service cost	$—	$—	$—	$—
Interest cost	132	142	36	37
Actual return on plan assets	(299)	(227)	—	—
Asset gain deferred	154	92	—	—
Amortization:
Unrecognized net loss	99	110	7	9
Unrecognized prior service cost	—	—	(9)	(9)
Net periodic cost	$86	$117	$34	$37

The estimated amounts that will be recognized from accumulated other comprehensive loss into net periodic cost for the plans for 2018 are as follows:
	Defined Benefit Pension Plan	Post Retirement Medical Plan
Unrecognized prior service cost	$—	$8
Unrecognized net loss	99	(4)
	$99	$4

Assumptions
Weighted-average assumptions used to determine pension benefit obligations at December 31, 2017 and 2016 were as follows:
	Defined Benefit Pension Plan		Postretirement Medical Plan
	December 31,		December 31,
	2017	2016	2017	2016
Projected benefit obligation:
Discount rate	3.40%	3.90%	3.40%	3.90%
Expected long-term rate of return on plan assets	5.75%	6.00%	—	—
Net periodic benefit cost:
Discount rate	3.90%	3.90%	3.90%	3.90%
Expected long-term rate of return on plan assets	5.75%	6.00%	—	—
The weighted-average annual assumed rate of increase in the per capita cost of covered benefits for the medical plan was 6.75% and 7.00% for 2017 and 2016, respectively, reducing to 6.50% for 2018 and reduction of 0.25% per year thereafter until 5.00% in 2024 and thereafter. The effect of increasing the assumed health care trend rates by one percentage point will increase the accumulated postretirement

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 9 — PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

benefit obligation at December 31, 2017 and 2016 by $124 and $132, respectively. The effect of decreasing the assumed health care trend rates by one percentage point will decrease the accumulated postretirement benefit obligation at December 31, 2017 and 2016 by $102 and $109, respectively.
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
The Company’s defined benefit pension target allocations and weighted-average asset allocations by asset category at December 31, 2017 and 2016 are as follows:
	Target Allocation 2017	December 31, 2017	December 31, 2016
Pooled separate accounts
Equity	30% – 40%	40%	37%
Debt	60% – 70%	60%	63%
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
The following table summarizes plan assets for the defined benefit pension plan, measured at fair value on a recurring basis at December 31, 2017 and 2016, segregated by the level of the inputs within the hierarchy used to measure fair value:
	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2017
Pooled separate accounts	$—	$2,654	$—	$2,654

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2016
Pooled separate accounts	$—	$2,558	$—	$2,558

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 9 — PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Pension benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are summarized as follows:
	Defined Benefit Pension Plan	Postretirement Medical Plan
2018	$356	$48
2019	262	52
2020	254	44
2021	245	47
2022	237	50
Thereafter	1,037	202
	$2,391	$443

The Company expects to contribute approximately $600 to its pension plan and $48 to its medical plan in 2018.
The Company maintains a 401(k) plan (the “Plan”) that covers substantially all full-time employees. Participants may contribute to the Plan, subject to Internal Revenue Code limitations. The Company contributes 3% of each participants’ salary each year. There are no matching contributions. Participants are fully vested after six years of service. Plan expense for the years ended December 31, 2017 and 2016 were $27 and $25.
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
No contributions to the ESOP were made during the years ended December 31, 2017 and 2016. The expense recognized for the years ended December 31, 2017 and 2016 was $41 and $36 and is included in salaries and wages in the statement of operations.
ESOP shares at December 31, 2017 and 2016 are summarized as follows:
	December 31, 2017	December 31, 2016
Committed to be released to participants	—	—
Allocated to participants	6,557	3,252
Unearned	59,539	62,844
Total ESOP shares	66,096	66,096
Fair value of unearned shares	$697	$792

At December 31, 2017, the fair value of the 6,557 allocated shares held by the ESOP is $77 and is reported on the balance sheet as mezzanine capital. The fair value of all shares subject to the repurchase obligation is $773.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 11 — REGULATORY CAPITAL MATTERS
Savings and loan associations are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2016 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2017, the Bank met all capital adequacy requirements to which it is subject. Savings and loan holding companies became subject to capital requirements on January 1, 2016. However, such capital requirements do not apply to savings and loan holding companies with assets of less than $1,000.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual and minimum capital requirements to be well-capitalized under prompt corrective action provisions are as follows:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital to risk-weighted assets	$13,179	20.69%	$5,097	8.00%	$6,371	10.00%
Common equity tier 1 capital to risk-weighted assets	12,378	19.43	2,867	4.50	4,141	6.50
Tier 1 (core) capital to risk-weighted assets	12,378	19.43	3,822	6.00	5,097	8.00
Tier 1 (core) capital to tangible assets	12,378	11.19	4,423	4.00	5,529	5.00
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital to risk-weighted assets	$13,396	23.97%	$4,471	8.00%	$5,589	10.00%
Common equity tier 1 capital to risk-weighted assets	12,691	22.71	3,353	4.50	4,471	6.50
Tier 1 (core) capital to risk-weighted assets	12,691	22.71	2,515	6.00	3,633	8.00
Tier 1 (core) capital to tangible assets	12,691	11.53	4,401	4.00	5,501	5.00
The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 11 — REGULATORY CAPITAL MATTERS (Continued)

The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2016 to 2.50% by 2019. The capital conservation buffer was 1.25% at December 31, 2017. The net unrealized gain or loss on available-for-sale securities and the defined benefit and postretirement medical plans are not included in computing regulatory capital.
Dividend Restrictions:   The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. No dividends would be available to be paid to shareholders at December 31, 2017.
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
Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016 are summarized below:
	Level 2
	December 31, 2017	December 31, 2016
Financial Assets
Available-for-sale securities	$16,211	$25,162

Presented in the table below are assets measured at fair value on a nonrecurring basis using Level 3 inputs at December 31, 2017 and December 31, 2016:
	Level 3
	December 31, 2017	December 31, 2016
Impaired loans (collateral dependent)
One-to four-family, owner occupied	$—	$39
One-to four-family, non-owner occupied	—	—
Total financial assets	—	39
Nonfinancial assets
Real estate owned, net:
One-to four-family, owner occupied	—	—
Total nonfinancial assets	$—	$—
Total assets measured at fair value on a nonrecurring basis	$—	$39

Impaired loans that required Level 3 adjustments during the year ended December 31, 2016 had carrying amounts of  $39, which consisted of specific valuation allowances or amounts charged off to the allowance for loan losses of  $9.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 12 — FAIR VALUE MEASUREMENTS (Continued)

The table below presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2017 and December 31, 2016:
	Level 3 Quantitative Information
	December 31, 2017	December 31, 2016	Valuation Technique	Unobservable Inputs	Range
	Fair Value	Fair Value
Impaired real estate loans net, with specific allocations:
One-to-four family, owner occupied	$—	$39	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 30%
Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value and are considered Level 1 assets and liabilities. These items include cash and cash equivalents and accrued interest receivable and payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at December 31, 2017 and December 31, 2016 are summarized below:
		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
December 31, 2017
Financial assets
Available-for-sale securities	$16,211	$—	$16,211	$—	$16,211
Restricted equity securities(1)	405	NA	NA	NA	NA
Loans, net	81,128	—	—	81,686	81,686
Financial liabilities
Deposits	$86,826	$27,391	$60,305	$—	$87,696
FHLB Advances	9,000	—	9,013	—	9,013
December 31, 2016
Financial assets
Available-for-sale securities	$25,162	$—	$25,162	$—	$25,162
Restricted equity securities(1)	837	NA	NA	NA	NA
Loans, net	74,248	—	—	75,877	75,877
Financial liabilities
Deposits	$88,471	$25,497	$64,082	$—	$89,579
FHLB Advances	6,000	—	6,158	—	6,158

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
The contractual amount of financial instruments with off-balance-sheet risk at December 31, 2017 and 2016 was as follows:
	December 31,
	2017	2016
Loan commitments	$1,548	$345
Unused lines of credit	$503	$1,165
Commitments to originate mortgage loans are legally binding agreements to lend to the Company’s customers and generally are made for 180 days or less. Interest rates for our loan commitments and unused lines of credit ranged from 2.85% to 7.05% and 1.99% to 6.00% at December 31, 2017 and 2016, respectively.
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

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 14 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$1,188	$1,228
ESOP loan receivable	604	627
Investment in banking subsidiary	10,785	10,944
Total assets	$12,577	$12,799
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$114	$—
Maximum cash obligation related to ESOP shares	77	41
Shareholders' equity	12,386	12,758
Total liabilities and shareholders' equity	$12,577	$12,799

CONDENSED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
Interest income	$24	$11
Professional and supervisory fees	178	—
Other	22	—
Total noninterest expense	200	—
Income before equity in undistributed income of subsidiary	(176)	11
Equity in undistributed income (losses) of subsidiary	(358)	(470)
Net loss before income taxes	(534)	(459)
Income taxes	—	—
Net loss	$(534)	$(459)

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 14 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
Cash Flows From Operating Activities
Net loss	$(534)	$(459)
Adjustments to reconcile loss to cash provided by provided by operating activities:
Change in other assets	—	—
Change in accounts payable and other liabilities	114	—
Gain on sale of available-for-sale securities	—	—
Undistributed losses of subsidiary	358	470
Net cash provided by (used in) operations	(62)	11
Cash Flows From Investing Activities
Purchases of securities available-for-sale	—	—
Proceeds from sales of securities available-for-sale	—	—
Payments received on ESOP loan	22	34
Investment in bank subsidiary	—	(5,000)
Net cash provided by (used in) investing activities	22	(4,966)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	6,183
Net cash used in financing activities	—	6,183
Change in cash and cash equivalents	(40)	1,228
Cash and cash equivalents, beginning of year	1,228	—
Cash and cash equivalents, end of year	$1,188	$1,228

ITEM 9.
Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.
ITEM 9A.
Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.
(b)
Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control over financial reporting is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.
As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2017 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.
(c)
Changes in Internal Control Over Financial Reporting

There were no significant changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.
Other Information

None.

ITEM 10.
Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Proposal I — Election of Directors —  Directors,” ‘‘— Executive Officers Who Are Not Directors,” “— Section 16(a) Beneficial Ownership Reporting Compliance,” “—  Code of Ethics” and “— Meetings and Committees of the Board of Directors” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
ITEM 11.
Executive Compensation

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners.   Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of December 31, 2017, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers and the Best Hometown Bank Employee Stock Ownership Plan is 100 E. Clay Street, Collinsville, IL 62234. Except as provided, no shares held by directors or named executive officers were pledged as security. Percentages are based on 826,208 shares outstanding at December 31, 2017.
Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)	Percent of Shares of Common Stock Outstanding
Five Percent Stockholders
Best Hometown Bank ESOP	66,096(2)	8.0%
Joseph Stilwell	71,675(3)	8.6%
Stilwell Partners, L.P. Stilwell Value LLC 111 Broadway, 12th Floor New York, New York 10006
Directors and Executive Officers
Directors
Stephen J. Alabach	2,500	*
LaMont K. Docter	12,500(4)	1.51%
Stephen G. Eovaldi	7,500	*
David W. Gansner	12,595(5)	1.52%
Michael J. Keefe	5,000	*
Ronnie R. Shambaugh	12,020(6)	1.47%
Richard B. Wallace	10,000	1.21%
All directors and executive officers as a group (9 persons)	53,820	6.51%

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

(3)
Based on a Schedule 13G filed with the Securities and Exchange Commission on February 7, 2018.

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
ITEM 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors — Board Independence” and “— Transactions with Certain Related Persons” of the Proxy Statement.
ITEM 14.
Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV
ITEM 15.
Exhibits and Financial Statement Schedules

3.1	Charter of Best Hometown Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-210109), as amended, initially filed with the SEC on March 11, 2016)
3.2	Bylaws of Best Hometown Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210109), as amended, initially filed with the SEC on March 11, 2016)
4	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (File No. 333-210109), as amended, initially filed with the SEC on March 11, 2016)
10.1	Employment Agreement Between Best Hometown Bank and Ronnie R. Shambaugh (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2016)
10.2	Employment Agreement Between Best Hometown Bank and David W. Gansner (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2016)
14.1	Code of Ethics
21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Registrant’s Form S-1 (File No. 333-210109) initially filed with the SEC on March 11, 2016).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	The following materials from Best Hometown Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Best Hometown Bancorp, Inc.
Date: March 29, 2018	By: /s/ Ronnie R. Shambaugh Ronnie R. Shambaugh President, Chief Executive Officer and Chairman (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Ronnie R. Shambaugh Ronnie R. Shambaugh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2018
/s/ Jennifer M. Lanzafame Jennifer M. Lanzafame	Principal Financial Officer	March 29, 2018
/s/ David W. Gansner David W. Gansner	Executive Vice President — Chief Loan Officer and Director	March 29, 2018
/s/ LaMont K. Docter LaMont K. Docter	Chairman of the Board	March 29, 2018
/s/ Stephen J. Alabach Stephen J. Alabach	Director	March 29, 2018
/s/ Stephen G. Eovaldi Stephen G. Eovaldi	Director	March 29, 2018
/s/ Michael J. Keefe Michael J. Keefe	Director	March 29, 2018
/s/ Richard B. Wallace Richard B. Wallace	Director	March 29, 2018