Form 10-Q
period 2018-03-31
Best Hometown Bancorp, Inc.
filed 2018-05-15
CIK 1667840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 826,208 shares of the Registrant’s common stock issued and outstanding.

BEST HOMETOWN BANCORP, INC.

Form 10-Q Quarterly Report

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

ITEM 1. FINANCIAL STATEMENTS

	March 31,	December 31,
	2018	2017

ASSETS
Cash and due from banks	$3,621	$1,331
Interest-earning deposits in banks	421	3,859
Total cash and cash equivalents	4,042	5,190
Available-for-sale securities	15,267	16,211
Loans	82,123	82,343
Allowance for loan losses	(1,217)	(1,215)
Net loans	80,906	81,128
Premises and equipment, net	3,251	3,312
Bank owned life insurance	3,509	3,482
Real estate owned, net	119	81
Accrued interest receivable
Investment securities	241	249
Loans receivable	53	51
Deferred tax asset	113	80
Restricted equity securities	326	405
Other assets	120	104
Total assets	$107,947	$110,293

LIABILITIES
Deposits
Noninterest-bearing	$5,702	$5,082
Interest-bearing	80,763	81,744
Total deposits	86,465	86,826
Federal Home Loan Bank ("FHLB") advances	7,000	9,000
Accrued defined benefit pension and postretirement plans	1,776	1,785
Other liabilities	434	219
Total liabilities	95,675	97,830

Commitments and contingencies
Redeemable common stock held by ESOP plan	86	77

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 826,208 shares issued and outstanding	8	8
Additional paid-in capital	6,849	6,847
Retained earnings - substantially restricted	7,995	8,096
Unearned Employee Stock Ownership Plan ("ESOP") common stock, 58,713 and 60,365 shares	(587)	(595)
Accumulated other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale securities	(426)	(302)
Net unrealized losses on defined benefit pension plan and postretirement medical plans, net	(1,567)	(1,591)
Total accumulated other comprehensive loss, net of tax	(1,993)	(1,893)
Less maximum cash obligation related to ESOP shares	(86)	(77)
Total shareholders' equity	12,186	12,386
Total liabilities and shareholders' equity	$107,947	$110,293

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Interest income:
Loans receivable	$870	$834
Investment securities, taxable	74	101
Other interest-earning assets	11	9
Total interest income	955	944
Interest expense:
Deposits	254	261
Advances from FHLB	43	38
Total interest expense	297	299
Net interest income	658	645
Provision for loan losses	-	-
Net interest income after provision for loan losses	658	645
Noninterest income:
Service charges on deposit accounts	26	17
Income on bank owned life insurance	26	2
Other	7	5
Total noninterest income	59	24
Noninterest expense:
Salaries and employee benefits	431	428
Occupancy and equipment	123	117
Data processing	71	56
Professional and supervisory fees	99	93
Office expense	12	14
Advertising	12	16
FDIC deposit insurance	8	8
Provision for real estate owned and related expenses	6	1
Other	56	51
Total noninterest expense	818	784
Loss before income taxes	(101)	(115)
Income tax expense	-	-
Net loss	$(101)	$(115)

Basic net loss per share	$(0.13)	$(0.15)

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net loss	$(101)	$(115)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities :
Unrealized holding gain (loss) arising during the period	(156)	$18
Tax effect	32	(6)
Net of tax	(124)	12

Defined benefit pension and post retirement medical plans:
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net periodic pension cost	24	25
Tax effect	-	-
Net of tax	24	25
Total other comprehensive income (loss)	(100)	37
Comprehensive loss	$(201)	$(78)

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)

(Unaudited)

						Losses
					Net Unrealized	On Defined	Maximum
		Additional		Unearned	Losses	Benefit Pension and	Cash Obligation
	Common	Paid-In	Retained	ESOP	On Available-for-sale	Postretirement	Related to
	Stock	Capital	Earnings	Shares	Securities, Net	Medical Plans, Net	ESOP Shares	Total

Balance at December 31, 2016	$8	$6,839	$8,330	$(628)	$(269)	$(1,481)	$(41)	$12,758
Net loss	-	-	(115)	-	-	-	-	(115)
Other comprehensive income	-	-	-	-	12	25	-	37
ESOP shares earned	-	2	-	8	-	-	-	10
Change related to ESOP shares cash obligation	-	-		-	-		(14)	(14)
Balance at March 31, 2017	$8	$6,841	$8,215	$(620)	$(257)	$(1,456)	$(55)	$12,676

Balance at December 31, 2017	8	6,847	8,096	(595)	(302)	(1,591)	(77)	12,386
Net loss	-	-	(101)	-	-	-	-	(101)
Other comprehensive loss	-	-	-	-	(124)	24	-	(100)
ESOP shares earned	-	2	-	8	-	-	-	10
Change related to ESOP shares cash obligation	-	-	-	-	-	-	(9)	(9)
Balance at March 31, 2018	$8	$6,849	$7,995	$(587)	$(426)	$(1,567)	$(86)	$12,186

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(101)	$(115)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	141	186
Income on bank owned life insurance	(26)	(2)
ESOP compensation expense	10	10
Net change in operating assets and liabilities:
Accrued interest receivable	6	(13)
Accrued interest payable	(3)	1
Other	215	36
Net cash provided by operating activities	242	103

Cash flows from investing activities:
Loan originations and repayments, net	170	(1,488)
Purchases of available-for-sale securities	-	(1,816)
Proceeeds from maturities, paydowns and calls of available-for-sale securities	722	1,404
Purchase of bank owned life insurance	-	(3,400)
Redemptions of FHLB stock, net	79	432
Purchases of premises and equipment	-	(399)
Net cash provided by (used in) investing activities	971	(5,267)

Cash flows from financing activities:
Net change in deposits	(361)	1,651
Borrowings of FHLB advances	2,000	3,000
Repayments of FHLB advances	(4,000)	-
Net cash provided by (used in) financing activities	(2,361)	4,651
Change in cash and cash equivalents	(1,148)	(513)
Cash and cash equivalents at beginning of period	5,190	5,459
Cash and cash equivalents at end of period	$4,042	$4,946

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits	$253	$261
Interest on advances from FHLB	46	37

Real estate acquired in settlement of loans	$38	$29

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

The accompanying unaudited consolidated financial statements of Best Hometown Bancorp, Inc., which include the accounts of its wholly owned subsidiary Best Hometown Bank have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Intercompany accounts and transactions are eliminated during consolidation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included to present fairly the financial position as of March 31, 2018 and December 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2018 and 2017. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2018, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Some items in the statement of operations for the three months ended March 31, 2017 were reclassified to conform to the current presentation and had no effect on net income or shareholders’ equity.

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

(2) NEW ACCOUNTING STANDARDS

The Company is an emerging growth company and as such will be subject to the effective dates noted for the private companies if they differ from the effective dates noted for public companies.

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

As an emerging growth company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years beginning after December 15, 2021. The Company is reviewing the technology required to source and models data for the purposes of meeting this standard. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016 the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

As an emerging growth company, these amendments are effective for annual reporting periods beginning after December 15, 2018, and for interim periods within annual periods beginning after December 15, 2019. The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09.    The Company is continuing to evaluate the impact of adopting ASU 2014-09, but does not expect the impact to have a material impact on the Company’s financial position or results of operation.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update provides guidance on the classification of certain cash receipts and cash payments for presentation in the statement of cash flows. As an emerging growth company, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company believes that the adoption of this ASU will not have a material effect to our consolidated financial statements.

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

As an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within years beginning after December 15, 2019.  Early adoption of the amendments in the update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance, are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability at fair value in accordance with the fair value option for financial instruments.  An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The Company is continuing to evaluate the impact of adopting this new guidance on its consolidated financial statements, but the adoption of ASU 2016-01 is not expected to have a material impact on the Company’s financial position or results of operation.

Adoption of New Accounting Pronouncement

Effective December 31, 2017, the Company early adopted guidance related to income taxes. The new guidance was applied in the period of adoption. Current accounting principles require that the effect of a change in tax laws or rates on deferred tax liabilities or assets to be included in income from continuing operations in the reporting period that includes the enactment date, even if the related income tax effects were originally charged or credited directly to accumulated other comprehensive income (“AOCI”). The Company’s accounting policy for the release of stranded tax effects in AOCI in on an aggregate portfolio basis. The new guidance allows a reclassification of AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“US Tax Reform”). The Company early adopted this standard effective December 31, 2017 and reclassified $300 from AOCI to retained earnings due to re-measuring from 35% to 21% the federal deferred taxes on the accumulated other comprehensive income components related to available for sale securities, and the defined benefit and postretirement medical plans.

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

(Unaudited)

(Amounts in thousands, except share and per share data)

(3) EARNINGS (LOSS) PER SHARE

Basic EPS or loss per common share is determined by dividing net earnings or loss available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017

Loss per share
Net loss	$(101)	$(115)
Weighted average common shares outstanding	826,208	826,208
Less: average unearned ESOP shares	(59,126)	(62,293)
Weighted average common shares outstanding	767,082	763,915

Basic loss per share	$(0.13)	$(0.15)

Given a net loss for the three months ended March 31, 2018 and 2017, only basic loss per share is applicable.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(4) SECURITIES AVAILABLE FOR SALE

Debt and mortgage-backed securities have been classified in the condensed consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at March 31, 2018 and December 31, 2017 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agency SBAP security	$784	$-	$(31)	$753
U.S. Government agency mortgage-backed securities - residential	15,022	-	(508)	14,514
	$15,806	$-	$(539)	$15,267

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agency SBAP security	$786	$-	$(24)	$762
U.S. Government agency mortgage-backed securities - residential	15,808	-	(359)	15,449
	$16,594	$-	$(383)	$16,211

As of March 31, 2018 and December 31, 2017, no investment securities were pledged for public deposits.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at March 31, 2018 and December 31, 2017. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

Because the actual cash flows for the Small Business Administration Program (“SBAP”) asset backed security and mortgage-backed securities may differ from their contractual maturities, a maturity table is not shown.

	Less than 12 Months			12 Months or Longer
			Number in			Number in
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
March 31, 2018	Value	Loss	Loss (1)	Value	Loss	Loss (1)
U.S. Government agency SBAP security	$-	$-	0	$753	$(31)	1
U.S. Government agency mortgage-backed securities - residential	661	(9)	2	13,853	(499)	25
	$661	$(9)	2	$14,606	$(530)	26

	Total
			Number in
	Fair	Unrealized	Unrealized
March 31, 2018	Value	Loss	Loss (1)
U.S. Government agency SBAP security	$753	$(31)	1
U.S. Government agency mortgage-backed securities - residential	14,514	(508)	27
Total	$15,267	$(539)	28

	Less than 12 Months			12 Months or Longer
			Number in			Number in
	Fair	Unrealized	Unrealized	Market	Unrealized	Unrealized
December 31, 2017	Value	loss	Loss (1)	Value	loss	Loss (1)
U.S. Government agency bonds	$-	$-	0	$762	$(24)	1
U.S. Government agency mortgage-backed securities - residential	1,607	(15)	3	13,842	(344)	24
Total	$1,607	$(15)	3	$14,604	$(368)	25

	Total
			Number in
	Fair	Unrealized	Unrealized
December 31, 2017	Value	Loss	Loss (1)
U.S. Government agency bonds	$762	$(24)	1
U.S. Government agency mortgage-backed securities - residential	15,449	(359)	27
Total	$16,211	$(383)	28

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

Total fair value securities with unrealized losses at March 31, 2018 and December 31, 2017, was $15,267 and $16,211, which was 100% at March 31, 2018 and December 31, 2017, respectively, of the Company’s available-for-sale securities. None of the unrealized losses at March 31, 2018 were recognized into net income for the three months ended March 31, 2018 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at December 31, 2017 were recognized as having OTTI during the three months ended March 31, 2018.

There were no sales of securities for the three months ended March 31, 2018 and 2017.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(5) LOANS

The components of loans at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
Real estate loans:
One-to four-family, owner occupied	$43,594	$44,660
One-to four-family, non-owner occupied	6,504	6,651
Commercial and multi-family	23,385	23,790
Construction and land	3,953	3,619
Commercial business loans	2,964	2,048
Consumer loans	1,718	1,584
	82,118	82,352
Net deferred loan (fees) costs	5	(9)
Total	$82,123	$82,343

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017 by portfolio segment:

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2018
Real estate loans:
One-to-four family, owner occupied	$525	$(12)	$-	$-	$513
One-to-four family, non-owner occupied	81	(4)	-	2	79
Commercial and multi-family	407	(6)	-	-	401
Construction and land	34	4	-	-	38
Commercial business loans	41	18	-	-	59
Consumer loans	39	4	-	-	43
Unallocated	88	(4)	-	-	84
	$1,215	$-	$-	$2	$1,217

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2017
Real estate loans:
One-to-four family, owner occupied	$657	$12	$(28)	$6	$647
One-to-four family, non-owner occupied	113	(4)	-	-	109
Commercial and multi-family	309	8	-	-	317
Construction and land	42	2	-	-	44
Commercial business loans	18	23	-	-	41
Consumer loans	26	8	-	-	34
Unallocated	49	(49)	-	-	-
	$1,214	$-	$(28)	$6	$1,192

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2018 and December 31, 2017:

	Ending Allowance on Loans			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
March 31, 2018
Real estate loans:
One-to four-family, owner occupied	$-	$513	$513	$578	$43,016	$43,594
One-to four-family, non-owner occupied	-	79	79	77	6,427	6,504
Commercial and multi-family	-	401	401	-	23,385	23,385
Construction and land	-	38	38	13	3,940	3,953
Commercial business loans	-	59	59	-	2,964	2,964
Consumer loans	-	43	43	-	1,718	1,718
Unallocated	-	84	84	-	-	-
	$-	$1,217	$1,217	$668	$81,450	$82,118

	Ending Allowance on Loans			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated	Evaluated
	Impairment	Impairment	Total	Impairment	Impairment	Total
December 31, 2017
Real estate loans:
One-to four-family, owner occupied	$-	$525	$525	$635	$44,025	$44,660
One-to four-family, non-owner occupied	-	81	81	116	6,535	6,651
Commercial and multi-family	-	407	407	-	23,790	23,790
Construction and land	-	34	34	13	3,606	3,619
Commercial business loans	-	41	41	-	2,048	2,048
Consumer loans	-	39	39	-	1,584	1,584
Unallocated	-	88	88	-	-	-
	$-	$1,215	$1,215	$764	$81,588	$82,352

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

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$733	$578	$-	$800	$635	$-
One-to four-family, non-owner occupied	100	77	-	153	116	-
Commercial and multi-family	-	-	-	-	-	-
Construction and land	13	13	-	13	13	-
Commercial business loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	$846	$668	$-	$966	$764	$-

With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$-	$-	$-	$-	$-	$-
One-to four-family, non-owner occupied	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial business loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Totals:
Real estate loans	$846	$668	$-	$966	$764	$-
Commercial loans	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Total	$846	$668	$-	$966	$764	$-

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present the average recorded investment of loans individually evaluated for impairment and the amount of interest earned on those loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$607	$11	$703	$13
One-to four-family, non-owner occupied	96	1	95	2
Commercial and multi-family	-	-	68	-
Construction and land	13	-	15	-
Commercial business loans	-	-	-	-
Consumer loans	-	-	-	-
Total	$716	$12	$881	$15

With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$-	$-	$-	$-
One-to four-family, non-owner occupied	-	-	-	-
Commercial and multi-family	-	-	-	-
Construction and land	-	-	-	-
Commercial business loans	-	-	-	-
Consumer loans	-	-	-	-
Total	$-	$-	$-	$-

Totals:
Real estate loans	$716	$12	$881	$15
Commercial business loans	-	-	-	-
Consumer and other loans	-	-	-	-
Total	$716	$12	$881	$15

Generally, impaired loans with identified losses have been reduced by partial charge-offs and are carried at their estimated net realizable value. The Company believes no further allowance for loan losses were necessary at March 31, 2018 and December 31, 2017.

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2018 and 2017 or commitments to lend additional funds to borrowers with loans whose terms have been modified as a troubled debt restructure.

At March 31, 2018 and December 31, 2017, there were no residential real estate loans in the process of foreclosure.

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

March 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to four-family, owner occupied	$336	$-	$-	$43,258	$43,594	$-	$-
One-to four-family, non-owner occupied	24	-	-	6,480	6,504	-	-
Commercial and multi-family	196	-	-	23,189	23,385	-	-
Construction and land	-	-	-	3,953	3,953	13	-
Commercial business loans	-	-	-	2,964	2,964	-	-
Consumer loans	311	-	-	1,407	1,718	-	-
	$867	$-	$-	$81,251	$82,118	$13	$-

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to four-family, owner occupied	$620	$93	$-	$43,947	$44,660	$-	$-
One-to four-family, non-owner occupied	24	-	39	6,588	6,651	-	39
Commercial and multi-family	-	-	-	23,790	23,790	-	-
Construction and land	-	-	-	3,619	3,619	13	-
Commercial business loans	-	-	-	2,048	2,048	-	-
Consumer loans	-	-	-	1,584	1,584	-	-
	$644	$93	$39	$81,576	$82,352	$13	$39

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

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present total loans by risk grade and portfolio segment at March 31, 2018 and December 31, 2017:

			Special
March 31, 2018	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
Real estate loans:
One-to four-family, owner occupied	$41,561	$657	$145	$1,231	$-	$-	$43,594
One-to four-family, non-owner occupied	6,427	-	-	77	-	-	6,504
Commercial and multi-family	23,385	-	-	-	-	-	23,385
Construction and land	3,772	168	-	13	-	-	3,953
Commercial business loans	2,766	-	198	-	-	-	2,964
Consumer loans	1,718	-	-	-	-	-	1,718
	$79,629	$825	$343	$1,321	$-	$-	$82,118

			Special
December 31, 2017	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
Real estate loans:
One-to four-family, owner occupied	$42,482	$740	$146	$1,292	$-	$-	$44,660
One-to four-family, non-owner occupied	6,535	-	-	116	-	-	6,651
Commercial and multi-family	23,790	-	-	-	-	-	23,790
Construction and land	3,438	168	-	13	-	-	3,619
Commercial business loans	1,844	-	204	-	-	-	2,048
Consumer loans	1,584	-	-	-	-	-	1,584
	$79,673	$908	$350	$1,421	$-	$-	$82,352

(6) FHLB Advances

At March 31, 2018 and December 31, 2017, advances from the Federal Home Loan Bank were as follows:

	Interest	March 31,	December 31,
Maturity Date	Rate	2018	2017

April 2, 2018	1.73%	$2,000	$-
February 12, 2018	1.27%	-	3,000
March 12, 2018	4.92%	-	1,000
July 18, 2018	1.84%	3,000	3,000
July 18, 2019	2.21%	2,000	2,000
Total		$7,000	$9,000

Each advance is payable at its maturity date, with a prepayment penalty if paid earlier than its maturity date. The advances were collateralized by $51,825 and $51,532 of first mortgage loans under a blanket lien arrangement at March 31, 2018 and December 31, 2017. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $41,625 at March 31, 2018.

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

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

No contributions to the ESOP were made during the three months ended March 31, 2018. The expense recognized for the three and months ended March 31, 2018 and 2017 was $10 and $10, respectively, and is reported in salaries and wages.

ESOP shares at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
	2018	2017
Committed to be released to participants	826	-
Allocated to participants	6,557	6,557
Unearned	58,713	59,539
Total ESOP shares	66,096	66,096

Fair value of unearned shares	$687	$697

(8) DEFINED BENEFIT AND POST RETIREMENT MEDICAL PLANS

Net periodic cost for the defined benefit pension plan and postretirement medical plan for the three months ended March 31, 2018 and 2017 included the following components:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

Service cost	$-	$-	$-	$-
Interest cost	29	33	7	9
Expected return on plan assets	(36)	(36)	-	-
Amortization:
Unrecognized net loss	25	25	1	2
Unrecognized prior service cost	-	-	(2)	(2)
Net periodic cost	$18	$22	$6	$9

The following table summarizes plan assets for the defined benefit pension plan, measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, segregated by the level of the inputs (as defined in Note 9) within the hierarchy used to measure fair value:

				Total
March 31, 2018	Level 1	Level 2	Level 3	Fair Value

Pooled separate accounts	$-	$2,609	$-	$2,609

				Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value

Pooled separate accounts	$-	$2,654	$-	$2,654

During the three months ended March 31, 2018, benefits paid, employer contributions and the actual return on plan assets for the defined benefit pension plan were $116, $0 and $72, respectively. During the three months ended March 31, 2017, benefits paid, employer contributions, and the actual return on plan assets were $69, $69, and $92, respectively.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The Company’s defined benefit pension plan target allocations and weighted-average allocations by asset category are as follows:

		March 31,	December 31,
	Target Allocation 2017	2018	2017
Pooled separate accounts
Equity	30%-40%	43%	40%
Debt	60%-70%	57%	60%

The Company’s investment strategy is to maintain a diversified investment portfolio. Rebalancing occurs on a periodic basis to maintain the target allocations, but normal market activity may result in deviations. As a result of the percentage of equities held, actual return of plan assets for any period may fluctuate significantly due to changes in the stock market.

Changes in accumulated other comprehensive loss associated with the defined benefit and postretirement medical plans are as follows:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	March 31,		March 31,
	2018	2017	2018	2017
Amortization of:
Unrecognized net loss	$25	$25	$1	$2
Unrecognized prior service cost	-	-	(2)	(2)
	25	25	(1)	-
Tax effect	-	-	-	-
Unrecognized net (gain) loss, net of tax	$25	$25	$(1)	$-

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 are summarized below:

	Level 2
	March 31,	December 31,
	2018	2017
Financial Assets
Available-for-sale securities	$15,267	$16,211

There were no financial or nonfinancial assets that required nonrecurring level 3 adjustments for the three months ended March 31, 2018 and 2017.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Fair Value of Financial Instruments

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value and are considered Level 1 assets and liabilities. These items include cash and cash equivalents, accrued interest receivable and accrued interest payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at March 31, 2018 and December 31, 2017 are summarized below:

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2018
Financial assets
Available-for-sale securities	$15,267	$-	$15,267	$-	$15,267
Restricted equity securities (1)	326	NA	NA	NA	NA
Loans, net	80,906	-	-	80,656	80,656

Financial liabilities
Deposits	$86,465	$27,598	$59,353	$-	$86,951
FHLB Advances	7,000	-	6,993	-	6,993

December 31, 2017
Financial assets
Available-for-sale securities	$16,211	$-	$16,211	$-	$16,211
Restricted equity securities (1)	405	NA	NA	NA	NA
Loans, net	81,128	-	-	81,686	81,686

Financial liabilities
Deposits	$86,826	$27,391	$60,305	$-	$87,696
FHLB Advances	9,000	-	9,013	-	9,013

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

(10) SUBSEQUENT EVENTS

Subsequent events were evaluated through the date of issuance and except for the following, no events were identified that would require disclosure.

In April 2018, Management elected to make a contribution to the pension plan in order to fully satisfy the Plan’s obligations to two participants. Management believes this payment will trigger settlement accounting. Management is still evaluating the effect this payment will have on the Company but settlement accounting will require a one-time settlement cost of approximately $561.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations at March 31, 2018 and for the three months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Additional factors that may affect our results are discussed in Best Hometown Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 29, 2018, including under the section titled “Risk Factors”. These factors and the other factors listed above should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Best Hometown Bancorp, Inc. for the year ended December 31, 2017.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Our total assets decreased by $2.3 million, or 2.1%, to $108.0 million at March 31, 2018 from $110.3 million at December 31, 2017. The decrease in total assets is primarily due to the net decrease of $1.1 million in total cash and cash equivalents and the decrease of $944,000 in available-for-sale securities. The decrease in cash and cash equivalents resulted from the net decrease in FHLB advances of $2.0 million and the net decrease in total deposits of $361,000, and the decrease in available-for-sale securities resulted from paydowns on mortgage-backed securities of $722,000, the increase in gross unrealized losses on securities of $156,000 and amortization of premiums on securities in our portfolio of $66,000.

Gross loans decreased by $220,000, or 0.27%, to $82.1 million at March 31, 2018 from $82.3 million at December 31, 2017. One-to four-family, owner occupied and non-owner in total decreased by $1.2 million to $50.1 million at March 31, 2018 from $51.3 million at December 31, 2017, which reflects normal principal reductions on amortizing loans and our shifted focus toward commercial and multi-family real estate and commercial business lending. Commercial and multi-family loans decreased modestly by $405,000 to $23.4 million at March 31, 2018 from $23.8 million at December 31, 2017. These decreases were partially offset by increases in construction and land loans, commercial business loans, and consumer loans, which increased in total by $1.4 million to a combined total for these portfolio segments of $8.6 million at March 31, 2018 from $7.2 million at December 31, 2017.

Available-for-sale securities decreased by $944,000, or 5.8%, to $15.3 million at March 31, 2018 from $16.2 million at at December 31, 2017. The decrease is attributable to paydowns on our mortgage-backed securities and an increase in unrealized losses on our securities portfolio of $156,000 to $539,000 at March 31, 2018 from $383,000 at December 31, 2017. The increase in total unrealized losses reflects the effects of rising interest rates on bond pricing.

Real estate owned, net increased to $119,000 at March 31, 2018, which was the result of one foreclosure on a one-to four-family residential loan. The real estate owned was recorded at fair value less costs to sell. No charge-off was recognized.

Our deposits decreased $361,000, or 0.42%, to $86.5 million at March 31, 2018 from $86.8 million at December 31, 2017. Interest-bearing deposits decreased by $981,000, or 1.2%, to $80.8 million at March 31, 2018 from $81.7 million at December 31, 2017. This decrease was partially was offset by an increase in our noninterest-bearing deposits of $620,000 or 12.2%, to $5.7 million at March 31, 2018 from $5.1 million at December 31, 2017. The decrease in interest-bearing deposits was primarily attributed to a decrease in certificates of deposits from maturing certificates and customers moving the deposits into the market.

FHLB advances decreased to $7.0 million at March 31, 2018 from $9.0 million at December 31, 2017. During the first quarter, $4.0 million in advances matured, and we borrowed an additional $2.0 million in short-term advances at 1.73%. Of the matured advances, $3.0 million was at a rate of 1.27% and $1.0 million was at 4.92%.

Shareholders’ equity decreased by $200,000, or 1.6%, to $12.2 million at March 31, 2018 from $12.4 million at December 31, 2017. The decrease in shareholders’ equity reflects our net loss of $101,000 and the increase in net unrealized losses on available-for-sale securities of $124,000, offset partially by the decreases in accumulated other comprehensive losses related to our defined benefit and postretirement medical plans of $24,000, and the combined increase in our unearned ESOP and additional paid-in capital of $10,000 from the recognition of ESOP compensation expense for the three months ended March 31, 2018.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)

Nonaccrual loans:
Real estate mortgage loans:
One- to four-family, owner occupied	$-	$-
One- to four-family, non-owner occupied	-	-
Commercial and multi-family	-	-
Construction and land	13	13
Commercial business loans	-	-
Consumer loans	-	-
Total nonaccrual loans	13	13

Accruing loans past due 90 days or more:
One- to four-family, non-owner occupied	-	39

Accruing troubled debt restructured loans:
Real estate mortgage loans:
One- to four-family, owner occupied	84	84
One- to four-family, non-owner occupied	-	-
Commercial and multi-family	-	-
Construction and land	-	-
Commercial business loans	-	-
Consumer loans	-	-
Total accruing troubled debt restructured loans	84	84
Total nonperforming loans	97	136

Foreclosed real estate held for sale:
One- to four-family	119	81
Commercial and multi-family	-	-
Construction and land	-	-
Total foreclosed real estate held for sale	119	81

Total nonperforming assets	$216	$217

Total nonperforming loans to total gross loans	0.12%	0.17
Total nonperforming assets to total assets	0.20%	0.20

Allowance for loan loss to nonperforming loans	12.55	8.93

Gross loans	82,118	82,352
Allowance	1,217	1,215
Total assets	107,947	110,293

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was less than $1,000 for the three months ended March 31, 2018. For the three months ended March 31, 2018 and 2017, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was less than a $1,000 and $4,000, respectively.

Interest income that would have been recorded had our trouble debt restructured loan been current in accordance with its original term was $1,000 and $1,000 for the three months ended March 31, 2018 and 2017. Interest of $1,000 was recognized on this loan and is included in net income for the three months ended March 31, 2018 and 2017.

The decrease in nonperforming assets as a percentage of total gross loans reflection of strong credit quality within our loan portfolio.

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

	Three Months Ended
	March 31, 2018				March 31, 2017
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$79,825		$870	4.36%	$76,040		$834	4.39%
Investment securities	22,512		74	1.31	25,848		101	1.56
Interest-bearing deposits	2,357		11	1.87	3,083		9	1.17
Total interest-earning assets	104,694		955	3.65	104,971		944	3.60
Noninterest-earning assets	7,668				5,330
Total assets	112,362				110,301

Liabilities and equity:
Interest-bearing liabilities:
Checking accounts	$443		$1	0.92%	$442		$1	0.92%
Savings accounts	7,488		1	0.05	7,345		1	0.06
Money market accounts	14,175		19	0.54	13,294		15	0.46
Certificates of deposit	61,556		233	1.54	62,817		244	1.58
Total interest-bearing deposits	83,662		254	1.23	83,898		261	1.25
FHLB advances	8,786		43	1.98	6,355		38	2.43
Total interest-bearing liabilities	92,448		297	1.30	90,253		299	1.33
Noninterest bearing deposits	5,238				6,286
Other noninterest-bearing
liabilities	2,168				2,895
Total liabilities	99,854				99,434
Equity	12,508				10,867
Total liabilities and equity	$112,362				$110,301

Net interest income			$658				$645
Interest rate spread				2.35%				2.26%
Net interest margin				2.51%				2.46%
Average interest-earning assets to average interest-bearing liabilities	1.13	X			1.16	X

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. We recognized a net loss of $101,000 for the three months ended March 31, 2018 compared to a net loss of $115,000 for the three months ended March 31, 2017. The decrease in net loss was primarily attributed to an increase in net interest income of $13,000, or 2.0%, to $658,000 for the three months ended March 31, 2018 from $645,000 for the three months ended March 31, 2017 and an increase in total noninterest income of $35,000, or 145.8%, to $59,000 from $24,000 for the same periods, offset partially by an increase in noninterest expense of $34,000, or 4.3%, to $818,000 for the three months ended March 31, 2018 compared to $784,000 for the three months ended March 31, 2017.

Interest Income. Interest income increased $11,000, or 1.2%, to $955,000 for the three months ended March 31, 2018 from $944,000 for the three months ended March 31, 2017. The increase in interest income reflects the increase in the yield on interest-earning assets of 5.0 basis points to 3.65% for the three months ended March 31, 2018 from 3.60% for the three months ended March 31, 2017. The total average balance of our interest-earning assets remained relatively unchanged for both periods. The increase in the yield on interest-earning assets reflects changes to the asset portfolio mix and a shift towards higher-yielding assets.

Interest income on loans increased by $36,000, or 4.3%, to $870,000 for the three months ended March 31, 2018 from $834,000 for the three months ended March 31, 2017. The increase in loan interest income reflects the increase in the average balance of our loans of $3.8 million, or 5.0%, to $79.8 million for the three months ended March 31, 2018 from $76.0 million for the three months ended March 31, 2017, which offset the decrease in yield on our loans of 3.0 basis points to 4.36% from 4.39%. The increase in the average balance of our loans reflects increased loan demand in our market area.

Interest income on investment securities decreased by $27,000, or 26.7% to $74,000 for the three months ended March 31, 2018 from $101,000 for the three months ended March 31, 2017. The decrease reflects the both a decrease in the average balance of our investment securities of $3.3 million, or 12.8%, to $22.5 million for the three months ended March 31, 2018 from $25.8 million for the three months ended March 31, 2017 and the decrease in yield on our investment securities of 25 basis points to 1.31% for the three months ended March 31, 2018 from 1.56% for the three months ended March 31, 2017. The decrease in the average balance of our investment securities reflects paydowns on our mortgage-backed securities, and the decrease in yield reflects the effects of paydowns of older, higher-yielding securities in our portfolio.

Interest from interest-bearing deposits increased to $11,000 for the three months ended March 31, 2018 from $9,000 for the three months ended March 31, 2017. The increase in interest income reflects higher rates paid on our excess funds on deposit with other institutions. Our yield on interest-bearing deposits increased to 1.87% for the three months ended March 31, 2018 from 1.17% for the three months ended March 31, 2017.

Interest Expense.  Interest expense decreased by $2,000, or 0.67%, to $297,000 for the three months ended March 31, 2018 from $299,000 for the three months ended March 31, 2017. The decrease reflects decrease in the average cost of our deposits and FHLB advances to 1.30% for the three months ended March 31, 2018 from 1.33% for the three months ended March 31, 2017. The decrease in the average cost of our deposits and FHLB advances offset the increase in their average balances. The total average balance of our deposits and FHLB advances increased to $92.4 million for the three months ended March 31, 2018 from $90.2 million for the three months ended March 31, 2017.

Deposit interest expense decreased by $7,000, or 2.7%, to $254,000 for the three months ended March 31, 2018 from $261,000. The decrease in deposit interest expense reflects the decrease in the average cost of our deposits to 1.23% for the three months ended March 31, 2018 from 1.25% for the three months ended March 31, 2017. Most of the decrease in our average cost of deposits is attributable to certificates of deposits. Interest expense on certificates of deposit decreased by $11,000 to $233,000 for the three months ended March 31, 2018 from $244,000 for the three months ended March 31, 2017. The decrease reflects both a decrease in the average balance of certificates of deposit and the decrease in the average cost of certificates of deposit. The average balance of our certificates of deposit decreased to $61.5 million for the three months ended March 31, 2018 from $62.8 million for the three months ended March 31, 2017. The average costs of certificates of deposits decreased to 1.54% from 1.58% for the same periods.

Interest expense on FHLB advances increased by $5,000, or 13.1%, to $43,000 for the three months ended March 31, 2018 from $38,000 for the three months ended March 31, 2017. The increase in FHLB interest expense reflects the increase in the average balance of FHLB advances to $8.8 million for the three months ended March 31, 2018 from $6.3 million for the three months ended March 31, 2017.

Net Interest Income. Net interest income increased $13,000, or 2.0%, to $658,000 for the three months ended March 31, 2018 from $645,000 for the three months ended March 31, 2017, which was largely a reflection of the increase in net interest margin of 8.0 basis points to 2.51% from 2.46% for the same periods.

Provision for Loan Losses. There was no provision for loan losses for the three months ended March 31, 2018 or 2017, which is a reflection of our continued strong credit quality as evidenced by our continued low and decreasing levels of nonperforming loans.

Our total allowance for loans losses was 1.5% of total gross loans at March 31, 2018 and December 31, 2017. We do not have an allowance for specifically identified impaired loans as we generally charge-off identified impairments on impaired loans to the allowance for loan losses to a net realizable value on those loans. As needed, we may have an unallocated portion in our general allowance that we believe represents those probable incurred losses within our loan portfolio not specifically identified with any particular portfolio segment. At March 31, 2018 and December 31, 2017, the unallocated portion of our allowance for loan losses was $84,000 and $88,000, respectively.

Noninterest Income. Noninterest income increased $35,000, or 145.8%, to $59,000 for the three months ended March 31, 2018 from $24,000 for the three months ended March 31, 2017. The increase is primarily related to the increase of $24,000 of income on bank owned life insurance for the three months ended March 31, 2018 to $26,000 from $2,000 for the three months ended March 31, 2017. In March of 2017, we purchased $3.4 million in bank owned life insurance.

Noninterest Expense. Noninterest expense increased $34,000, or 4.3%, to $818,000 for the three months ended March 31, 2018 from $784,000 for the three months ended March 31, 2017. The increase was largely attributed to increases in occupancy and equipment expenses, data processing, and professional and supervisory fees. Occupancy and equipment expenses increased by $6,000, or 5.1%, to $123,000 for the three months ended March 31, 2018 from $117,000 for the three months ended March 31, 2017. The increase was primarily related to increased utilities and equipment maintenance costs for the three months ended March 31, 2018 as compared to March 31, 2017. Professional and supervisory fees increased by $6,000, or 6.5%, to $99,000 for the three months ended March 31, 2018 from $93,000 for the three months ended March 31, 2017. The increase in professional and supervisory fees is primarily related to increased costs associated with public company filings. These increases were partially offset by decreases in office expense and advertising of $2,000 and $4,000, respectively, for the three months ended March 31, 2018 as compared to $14,000 and $16,000 for office expense and advertising for the three months ended March 31, 2017.

Income Tax Expense. There was no provision for income taxes for the three months ended March 31, 2018 or March 31, 2017. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available-for-sale securities, based upon our cumulative operating losses in recent years.

The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, FHLB advances, and repayments, maturities and calls of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2018.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Chicago (FHLB) that provide an additional source of funds. Our FHLB advances totaled $7.0 million at March 31, 2018. In addition, the Company has an irrevocable standby letter of credit with the FHLB of $2.7 million at March 31, 2018 to secure public deposits. At March 31, 2018, we had the ability to borrow up to an additional $41.6 million from the FHLB, subject to pledging additional collateral. We also have an unused open line of credit at The Independent BankersBank that would allow us to borrow up to $2.5 million at March 31, 2018.

The Company is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2018 and December 31, 2017, the Company exceeded all regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.

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

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Best Hometown Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”) as filed with the Securities and Exchange Commission on March 29, 2018, including under the section titled “Risk Factors, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At March 31, 2018, the risk factors for Best Hometown Bancorp, Inc. have not changed materially from those reported in our Form 10-K. However, the risks described in the Form 10-K are not the only risks that we face.

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

BEST HOMETOWN BANCORP, INC.

Date: May 15, 2018	/s/ Ronnie R. Shambaugh
Ronnie R. Shambaugh
President and Chief Executive Officer

Date: May 15, 2018	/s/ Jennifer M. Lanzafame
Jennifer M. Lanzafame
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Best Hometown Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

