Form 10-Q
period 2018-09-30
Best Hometown Bancorp, Inc.
filed 2018-11-08
CIK 1667840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

YES ☒  NO ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒      NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of November 8, 2018, there were 826,208 shares of the Registrant’s common stock issued and outstanding.

BEST HOMETOWN BANCORP, INC.

Form 10-Q Quarterly Report

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2018	2017

ASSETS
Cash and due from banks	$1,568	$1,331
Interest-earning deposits in banks	2,241	3,859
Total cash and cash equivalents	3,809	5,190
Available-for-sale securities	13,442	16,211
Loans	86,487	82,343
Allowance for loan losses	(1,220)	(1,215)
Net loans	85,267	81,128
Premises and equipment, net	3,159	3,312
Bank owned life insurance	3,559	3,482
Real estate owned, net	81	81
Accrued interest receivable
Investment securities	262	249
Loans receivable	47	51
Deferred tax asset	135	80
Restricted equity securities	563	405
Other assets	104	104
Total assets	$110,428	$110,293

LIABILITIES
Deposits
Noninterest-bearing	$4,667	$5,082
Interest-bearing	79,705	81,744
Total deposits	84,372	86,826
Federal Home Loan Bank ("FHLB") advances	12,500	9,000
Accrued defined benefit pension and postretirement plans	1,172	1,785
Other liabilities	385	219
Total liabilities	98,429	97,830

Commitments and contingencies
Redeemable common stock held by ESOP plan	122	77

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 826,208 shares issued and outstanding	8	8
Additional paid-in capital	6,852	6,847
Retained earnings - substantially restricted	7,220	8,096
Unearned Employee Stock Ownership Plan ("ESOP") common stock, 57,061 and 59,539 shares	(571)	(595)
Accumulated other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale securities	(512)	(302)
Net unrealized losses on defined benefit pension plan and postretirement medical plans, net	(998)	(1,591)
Total accumulated other comprehensive loss, net of tax	(1,510)	(1,893)
Less maximum cash obligation related to ESOP shares	(122)	(77)
Total shareholders' equity	11,877	12,386
Total liabilities and shareholders' equity	$110,428	$110,293

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Loans receivable	$928	$868	$2,706	$2,561
Investment securities, taxable	60	84	201	290
Other interest-earning assets	14	8	34	27
Total interest income	1,002	960	2,941	2,878
Interest expense:
Deposits	299	272	821	799
Advances from FHLB	66	48	171	137
Total interest expense	365	320	992	936
Net interest income	637	640	1,949	1,942
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	637	640	1,949	1,942
Noninterest income:
Service charges on deposit accounts	20	24	68	63
Income on bank owned life insurance	26	27	77	55
Gain (Loss) on mortgage loans sold	9	-	13	-
Gain (Loss) on sales of securities	-	-	-	(19)
Gain (Loss) on sale of real estate owned	14	-	4	1
Other	6	21	18	29
Total noninterest income	75	72	180	129
Noninterest expense:
Salaries and employee benefits	383	391	1,769	1,244
Occupancy and equipment	125	124	365	358
Data processing	93	56	250	163
Professional and supervisory fees	106	151	317	376
Office expense	13	16	37	40
Advertising	15	12	40	45
FDIC deposit insurance	8	10	22	25
Provision for real estate owned and related expenses	5	4	15	19
Other	64	59	190	164
Total noninterest expense	812	823	3,005	2,434
Loss before income taxes	(100)	(111)	(876)	(363)
Income tax expense	-	-	-	-
Net loss	$(100)	$(111)	$(876)	$(363)

Basic net loss per share	$(0.13)	$(0.15)	$(1.14)	$(0.47)

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net loss	$(100)	$(111)	$(876)	$(363)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gain (loss) arising during the period	(59)	$33	(264)	69
Reclassification adjustment for gains (losses) included in net income	-	-	-	19
Tax effect	12	(11)	54	(29)
Net of tax	(47)	22	(210)	59

Defined benefit pension and post retirement medical plans:
Net gain (loss) arising during the period on plans	-	-	-	-
Reclassification adjustment for settlement of portion of accumulated benefit obligation	-		561
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net periodic pension cost	-	25	32	74
Tax effect	-	-	-	-
Net of tax	-	25	593	74
Total other comprehensive income	(47)	47	383	$133
Comprehensive loss	$(147)	$(64)	$(493)	$(230)

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)

(Unaudited)

						Net Unrealized
						Losses
					Net Unrealized	On Defined	Maximum
		Additional		Unearned	Losses	Benefit Pension and	Cash Obligation
	Common	Paid-In	Retained	ESOP	On Available-for-sale	Postretirement	Related to
	Stock	Capital	Earnings	Shares	Securities, Net	Medical Plans, Net	ESOP Shares	Total

Balance at December 31, 2016	$8	$6,839	$8,330	$(628)	$(269)	$(1,481)	$(41)	$12,758
Net loss	-	-	(363)	-	-	-	-	(363)
Other comprehensive income	-	-	-	-	59	74	-	133
ESOP shares earned	-	6	-	24	-	-	-	30
Change related to ESOP shares cash obligation	-	-		-	-		(31)	(31)
Balance at September 30, 2017	$8	$6,845	$7,967	$(604)	$(210)	$(1,407)	$(72)	$12,527

Balance at December 31, 2017	8	6,847	8,096	(595)	(302)	(1,591)	(77)	12,386
Net loss	-	-	(876)	-	-	-	-	(876)
Other comprehensive income	-	-	-	-	(210)	593	-	383
ESOP shares earned	-	5	-	24	-	-	-	29
Change related to ESOP shares cash obligation	-	-	-	-	-	-	(45)	(45)
Balance at September 30, 2018	$8	$6,852	$7,220	$(571)	$(512)	$(998)	$(122)	$11,877

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(876)	$(363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	410	533
Provision for loan losses	-	-
Income on bank owned life insurance	(77)	(55)
(Gain) loss on sale of real estate owned	(4)	(1)
(Gain) loss on sales of securities	-	19
ESOP compensation expense	29	30
Net change in operating assets and liabilities:
Accrued interest receivable	(9)	4
Accrued interest payable	6	(1)
Other	139	51
Net cash provided by (used in) operating activities	(382)	217

Cash flows from investing activities:
Loan originations and repayments, net	(4,204)	(6,484)
Purchases of available-for-sale securities	-	(1,816)
Proceeeds from maturities, paydowns and calls of available-for-sale securities	2,299	3,844
Proceeds from sales of available-for-sale securities	-	2,998
Purchase of bank owned life insurance	-	(3,400)
Redemptions (purchases) of FHLB stock, net	(158)	432
Purchases of premises and equipment	(24)	(426)
Proceeds from sale of foreclosed real estate	42	33
Net cash used in investing activities	(2,045)	(4,819)

Cash flows from financing activities:
Net change in deposits	(2,454)	318
Borrowings of FHLB advances	16,500	3,000
Repayments of FHLB advances	(13,000)	-
Net cash provided by financing activities	1,046	3,318
Change in cash and cash equivalents	(1,381)	(1,284)
Cash and cash equivalents at beginning of period	5,190	5,459
Cash and cash equivalents at end of period	$3,809	$4,175

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits	$821	$799
Interest on advances from FHLB	166	138

Real estate acquired in settlement of loans	$38	$113

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included to present fairly the financial position as of September 30, 2018 and December 31, 2017 and the results of operations and cash flows for the nine months ended September 30, 2018 and 2017. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2018, herein are not necessarily indicative of the results of operations to be expected for the entire year.

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

(Unaudited)

(Amounts in thousands, except share and per share data)

(3) EARNINGS (LOSS) PER SHARE

Basic EPS or loss per common share is determined by dividing net earnings or loss available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Loss per share
Net loss	$(100)	$(111)	$(876)	$(363)
Weighted average common shares outstanding	826,208	826,208	826,208	826,208
Less: average unearned ESOP shares	(57,474)	(60,778)	(58,300)	(61,605)
Weighted average common shares outstanding	768,734	765,430	767,908	764,603
Basic loss per share	$(0.13)	$(0.15)	$(1.14)	$(0.47)

Given a net loss for the three and nine months ended September 30, 2018 and 2017, only basic loss per share is applicable.

(4) SECURITIES AVAILABLE FOR SALE

Debt and mortgage-backed securities have been classified in the condensed consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at September 30, 2018 and December 31, 2017 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agency SBAP security	$676	$-	$(39)	$637
U.S. Government agency mortgage-backed securities - residential	13,413	-	(608)	12,805
	$14,089	$-	$(647)	$13,442

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agency SBAP security	$786	$-	$(24)	$762
U.S. Government agency mortgage-backed securities - residential	15,808	-	(359)	15,449
	$16,594	$-	$(383)	$16,211

As of September 30, 2018 and December 31, 2017, no investment securities were pledged for public deposits.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at September 30, 2018 and December 31, 2017. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

Because the actual cash flows for the Small Business Administration Program (“SBAP”) asset backed security and mortgage-backed securities may differ from their contractual maturities, a maturity table is not shown.

	Less than 12 Months			12 Months or Longer
			Number in			Number in
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
September 30, 2018	Value	Loss	Loss (1)	Value	Loss	Loss (1)
U.S. Government agency SBAP security	$-	$-	-	$637	$(39)	1
U.S. Government agency mortgage-backed securities - residential	-	-	-	12,805	(608)	27
	$-	$-	-	$13,442	$(647)	28

	Total
			Number in
	Fair	Unrealized	Unrealized
September 30, 2018	Value	Loss	Loss (1)
U.S. Government agency SBAP security	$637	$(39)	1
U.S. Government agency mortgage-backed securities - residential	12,805	(608)	27
Total	$13,442	$(647)	28

	Less than 12 Months			12 Months or Longer
			Number in			Number in
	Fair	Unrealized	Unrealized	Market	Unrealized	Unrealized
December 31, 2017	Value	loss	Loss (1)	Value	loss	Loss (1)
U.S. Government agency bonds	$-	$-	-	$762	$(24)	1
U.S. Government agency mortgage-backed securities - residential	1,607	(15)	3	13,842	(344)	24
Total	$1,607	$(15)	3	$14,604	$(368)	25

	Total
			Number in
	Fair	Unrealized	Unrealized
December 31, 2017	Value	Loss	Loss (1)
U.S. Government agency bonds	$762	$(24)	1
U.S. Government agency mortgage-backed securities - residential	15,449	(359)	27
Total	$16,211	$(383)	28

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

Total fair value securities with unrealized losses at September 30, 2018 and December 31, 2017, was $13,442 and $16,211, which was 100% at September 30, 2018 and December 31, 2017, respectively, of the Company’s available-for-sale securities. None of the unrealized losses at September 30, 2018 were recognized into net income for the three or nine months ended September 30, 2018 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at December 31, 2017 were recognized as having OTTI during the three or nine months ended September 30, 2018.

There were no sales of securities for the three or nine months ended September 30, 2018. For the nine months ended September 30, 2017, proceeds and gross losses on sales of securities were $2,998 and $19, respectively.

(5) LOANS

The components of loans at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
Real estate loans:
One-to four-family, owner occupied	$42,378	$44,660
One-to four-family, non-owner occupied	6,316	6,651
Commercial and multi-family	21,779	23,790
Construction and land	3,649	3,619
Commercial business loans	10,451	2,048
Consumer loans	1,895	1,584
	86,468	82,352
Net deferred loan (fees) costs	19	(9)
Total	$86,487	$82,343

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 by portfolio segment:

	Beginning				Ending
Three Months Ended September 30, 2018	Balance	Provision	Charge-offs	Recoveries	Balance
Real estate loans:
One-to-four family, owner occupied	$440	$(15)	$-	$-	$425
One-to-four family, non-owner occupied	77	(1)	-	1	77
Commercial and multi-family	374	(1)	-	-	373
Construction and land	43	(7)	-	-	36
Commercial business loans	165	44	-	-	209
Consumer loans	44	4	-	-	48
Unallocated	76	(24)	-	-	52
	$1,219	$-	$-	$1	$1,220

	Beginning				Ending
Three Months Ended September 30, 2017	Balance	Provision	Charge-offs	Recoveries	Balance
Real estate loans:
One-to-four family, owner occupied	$618	$(70)	$-	$-	$548
One-to-four family, non-owner occupied	108	-	(5)	-	103
Commercial and multi-family	389	21	-	-	410
Construction and land	43	(15)	-	-	28
Commercial business loans	34	4	-	-	38
Consumer loans	40	6	-	-	46
Unallocated	-	54	-	-	54
	$1,232	$-	$(5)	$-	$1,227

	Beginning				Ending
Nine Months Ended September 30, 2018	Balance	Provision	Charge-offs	Recoveries	Balance
Real estate loans:
One-to-four family, owner occupied	$525	$(100)	$-	$-	$425
One-to-four family, non-owner occupied	81	(9)	-	5	77
Commercial and multi-family	407	(34)	-	-	373
Construction and land	34	2	-	-	36
Commercial business loans	41	168	-	-	209
Consumer loans	39	9	-	-	48
Unallocated	88	(36)	-	-	52
	$1,215	$-	$-	$5	$1,220

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Beginning				Ending
Nine Months Ended September 30, 2017	Balance	Provision	Charge-offs	Recoveries	Balance
Real estate loans:
One-to-four family, owner occupied	$657	$(123)	$(34)	$42	$542
One-to-four family, non-owner occupied	113	(2)	(5)	3	109
Commercial and multi-family	309	101	-	-	410
Construction and land	42	(21)	-	7	28
Commercial business loans	18	20	-	-	38
Consumer loans	26	20	-	-	46
Unallocated	49	5	-	-	54
	$1,214	$-	$(39)	$52	$1,227

The following tables present the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at September 30, 2018 and December 31, 2017:

	Ending Allowance on Loans			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
September 30, 2018	Impairment	Impairment	Total	Impairment	Impairment	Total
Real estate loans:
One-to four-family, owner occupied	$-	$425	$425	$572	$41,806	$42,378
One-to four-family, non-owner occupied	-	77	77	76	6,240	6,316
Commercial and multi-family	-	373	373	-	21,779	21,779
Construction and land	-	36	36	13	3,636	3,649
Commercial business loans	-	209	209	-	10,451	10,451
Consumer loans	-	48	48	-	1,895	1,895
Unallocated	-	52	52	-	-	-
	$-	$1,220	$1,220	$661	$85,807	$86,468

	Ending Allowance on Loans			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated	Evaluated
December 31, 2017	Impairment	Impairment	Total	Impairment	Impairment	Total
Real estate loans:
One-to four-family, owner occupied	$-	$525	$525	$635	$44,025	$44,660
One-to four-family, non-owner occupied	-	81	81	116	6,535	6,651
Commercial and multi-family	-	407	407	-	23,790	23,790
Construction and land	-	34	34	13	3,606	3,619
Commercial business loans	-	41	41	-	2,048	2,048
Consumer loans	-	39	39	-	1,584	1,584
Unallocated	-	88	88	-	-	-
	$-	$1,215	$1,215	$764	$81,588	$82,352

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

The tables below present loans that were individually evaluated for impairment by portfolio segment at September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$726	$572	$-	$800	$635	$-
One-to four-family, non-owner occupied	99	76	-	153	116	-
Commercial and multi-family	-	-	-	-	-	-
Construction and land	13	13	-	13	13	-
Commercial business loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	$838	$661	$-	$966	$764	$-

With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$-	$-	$-	$-	$-	$-
One-to four-family, non-owner occupied	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial business loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Totals:
Real estate loans	$838	$661	$-	$966	$764	$-
Commercial loans	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Total	$838	$661	$-	$966	$764	$-

Generally, impaired loans with identified losses have been reduced by partial charge-offs and are carried at their estimated net realizable value. The Company believes no further allowance for loan losses were necessary at September 30, 2018 and December 31, 2017.

There were no loans modified as troubled debt restructurings during the three and nine months ended September 30, 2018 and 2017 or commitments to lend additional funds to borrowers with loans whose terms have been modified as a troubled debt restructure.

At September 30, 2018 there was one residential real estate loans in the process of foreclosure.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present the average recorded investment of loans individually evaluated for impairment and the amount of interest earned on those loans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$580	$11	$642	$10	$577	$22	$648	$31
One-to four-family, non-owner occupied	77	1	78	1	77	2	79	4
Commercial and multi-family	-	-	-	-	-	-	-	-
Construction and land	13	-	13	-	13	-	13	-
Commercial business loans	-	-	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-	-	-
Total	$670	$12	$733	$11	$667	$24	$740	$35

With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$-	$-	$-	$-	$-	$-	$-	$-
One-to four-family, non-owner occupied	-	-	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-	-
Commercial business loans	-	-	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$-

Totals:
Real estate loans	$670	$12	$733	$11	$667	$24	$740	$35
Commercial business loans	-	-	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-	-	-
Total	$670	$12	$733	$11	$667	$24	$740	$35

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

September 30, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to four-family, owner occupied	$328	$-	$166	$41,884	$42,378	$166	$-
One-to four-family, non-owner occupied	24	89	-	6,203	6,316	-	-
Commercial and multi-family	-	-	-	21,779	21,779	-	-
Construction and land	-	-	-	3,649	3,649	13	-
Commercial business loans	14	-	-	10,437	10,451	-	-
Consumer loans	6	-	5	1,884	1,895	-	5
	$372	$89	$171	$85,836	$86,468	$179	$5

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
Real estate loans:
One-to four-family, owner occupied	$620	$93	$-	$43,947	$44,660	$-	$-
One-to four-family, non-owner occupied	24	-	39	6,588	6,651	-	39
Commercial and multi-family	-	-	-	23,790	23,790	-	-
Construction and land	-	-	-	3,619	3,619	13	-
Commercial business loans	-	-	-	2,048	2,048	-	-
Consumer loans	-	-	-	1,584	1,584	-	-
	$644	$93	$39	$81,576	$82,352	$13	$39

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

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present total loans by risk grade and portfolio segment at September 30, 2018 and December 31, 2017:

			Special
September 30, 2018	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
Real estate loans:
One-to four-family, owner occupied	$40,493	$454	$143	$1,288	$-	$-	$42,378
One-to four-family, non-owner occupied	5,984	-	256	76	-	-	6,316
Commercial and multi-family	21,779	-	-	-	-	-	21,779
Construction and land	3,636	-	-	13	-	-	3,649
Commercial business loans	10,268	-	183	-	-	-	10,451
Consumer loans	1,895	-	-	-	-	-	1,895
	$84,055	$454	$582	$1,377	$-	$-	$86,468

			Special
December 31, 2017	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
Real estate loans:
One-to four-family, owner occupied	$42,482	$740	$146	$1,292	$-	$-	$44,660
One-to four-family, non-owner occupied	6,535	-	-	116	-	-	6,651
Commercial and multi-family	23,790	-	-	-	-	-	23,790
Construction and land	3,438	168	-	13	-	-	3,619
Commercial business loans	1,844	-	204	-	-	-	2,048
Consumer loans	1,584	-	-	-	-	-	1,584
	$79,673	$908	$350	$1,421	$-	$-	$82,352

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(6) FHLB Advances

At September 30, 2018 and December 31, 2017, advances from the Federal Home Loan Bank were as follows:

	Interest	September 30,	December 31,
Maturity Date	Rate	2018	2017

February 12, 2018	1.27%	-	3,000
March 12, 2018	4.92%	-	1,000
July 18, 2018	1.84%	-	3,000
September 18, 2018	2.14%	-	-
October 16, 2018	2.30%	3,000	-
October 19, 2018	2.19%	2,000	-
January 2, 2019	2.19%	2,000	-
April 10, 2019	2.38%	1,500
July 18, 2019	2.21%	2,000	2,000
October 2, 2019	2.46%	2,000	-
Total		$12,500	$9,000

Each advance is payable at its maturity date, with a prepayment penalty if paid earlier than its maturity date. The advances were collateralized by $53,399 and $51,532 of first mortgage loans under a blanket lien arrangement at September 30, 2018 and December 31, 2017. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $37,699 at September 30, 2018.

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

No contributions to the ESOP were made during the three and nine months ended September 30, 2018. The expense recognized for the three and nine months ended September 30, 2018 was $10 and $29, respectively, and is reported in salaries and wages.

ESOP shares at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
	2018	2017
Committed to be released to participants	2,478	-
Allocated to participants	6,557	6,557
Unearned	57,061	59,539
Total ESOP shares	66,096	66,096

Fair value of unearned shares	$810	$697

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(8) DEFINED BENEFIT AND POST RETIREMENT MEDICAL PLANS

Net periodic cost for the defined benefit pension plan and postretirement medical plan for the three and nine months ended September 30, 2018 and 2017 included the following components:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Service cost	$-	$-	$-	$-
Interest cost	34	33	7	9
Expected return on plan assets	(42)	(36)	-	-
Settlements	-	-	-	-
Amortization:
Unrecognized net loss	10	25	1	(2)
Unrecognized prior service cost	-	-	(2)	2
Asset (loss) gain deferred	-	-	-	-
Net periodic cost	$2	$22	$6	$9

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Service cost	$-	$-	$-	$-
Interest cost	56	99	22	18
Expected return on plan assets	(68)	(108)	-	-
Settlements	561	-	-	-
Amortization:
Unrecognized net loss	34	74	3	4
Unrecognized prior service cost	-	-	(6)	(4)
Net periodic cost	$583	$65	$19	$18

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table summarizes plan assets for the defined benefit pension plan, measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, segregated by the level of the inputs (as defined in Note 9) within the hierarchy used to measure fair value:

September 30, 2018	Level 1	Level 2	Level 3	Total Fair Value
Pooled separate accounts	$-	$2,154	$-	$2,154

December 31, 2017	Level 1	Level 2	Level 3	Total Fair Value
Pooled separate accounts	$-	$2,654	$-	$2,654

During the three and nine months ended September 30, 2018, benefits paid, employer contributions and the actual return on plan assets for the defined benefit pension plan were $52, $0 and $58 and $1,202, $600 and $97 respectively. Of the benefits paid, $1,012 was paid as a result of retirement payments made to some of our previous employees. During nine months ended September 30, 2017, benefits paid, employer contributions, and the actual return on plan assets were $205, $69, and $219.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The Company’s defined benefit pension plan target allocations and weighted-average allocations by asset category are as follows:

	Target Allocation 2017	September 30, 2018	December 31, 2017
Pooled separate accounts
Equity	30%-40%	34%	40%
Debt	60%-70%	66%	60%

The Company’s investment strategy is to maintain a diversified investment portfolio. Rebalancing occurs on a periodic basis to maintain the target allocations, but normal market activity may result in deviations. As a result of the percentage of equities held, actual return of plan assets for any period may fluctuate significantly due to changes in the stock market.

Changes in accumulated other comprehensive loss associated with the defined benefit and postretirement medical plans are as follows:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Settlements	$-	$-	$-	$-
Amortization of:
Unrecognized net loss	10	$25	1	2
Unrecognized prior service cost	-	-	(2)	(2)
	10	25	(1)	-
Tax effect	-	-	-	-
Unrecognized net (gain) loss, net of tax	$10	$25	$(1)	$-

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Settlements	$561	$-	$-	$-
Amortization of:
Unrecognized net loss	34	74	3	4
Unrecognized prior service cost	-	-	(6)	(4)
	595	74	(3)	-
Tax effect	-	-	-	-
Unrecognized net (gain) loss, net of tax	$595	$74	$(3)	$-

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

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 are summarized below:

	Level 2
	September 30,	December 31,
	2018	2017
Financial Assets
Available-for-sale securities	$13,442	$16,211

There were no financial or nonfinancial assets that required nonrecurring level 3 adjustments for the three and nine months ended September 30, 2018 and 2017.

Fair Value of Financial Instruments

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value and are considered Level 1 assets and liabilities. These items include cash and cash equivalents, accrued interest receivable and accrued interest payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at September 30, 2018 and December 31, 2017 are summarized below:

	Carrying	Fair Value
September 30, 2018	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Available-for-sale securities	$13,442	$-	$13,442	$-	$13,442
Restricted equity securities (1)	563	NA	NA	NA	NA
Loans, net	85,267	-	-	83,247	83,247

Financial liabilities
Deposits	$84,372	$23,604	$60,890	$-	$84,494
FHLB Advances	12,500	-	12,495	-	12,495

December 31, 2017
Financial assets
Available-for-sale securities	$16,211	$-	$16,211	$-	$16,211
Restricted equity securities (1)	405	NA	NA	NA	NA
Loans, net	81,128	-	-	81,686	81,686

Financial liabilities
Deposits	$86,826	$27,391	$60,305	$-	$87,696
FHLB Advances	9,000	-	9,013	-	9,013

(1)	It is not practicable to determine fair value of restricted equity securities due to restrictions placed on transferability.

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

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations at September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Our total assets increased by $135,000, or 0.12%, to $110.4 million at September 30, 2018 from $110.3 million at December 31, 2017. The increase in total assets is primarily due to the net decrease of $1.4 million in total cash and cash equivalents and the decrease of $2.8 million in available-for-sale securities, offset partially by an increase of $4.1 million in gross loans and an increase in FHLB stock of $158,000. The decrease in total cash and cash equivalents reflects the use of available cash in originating new loans. The decrease in available-for-sale securities reflects the repayments of principal on available-for-sale securities of $2.3 million and an increase in gross unrealized losses on these securities of $273,000.

Gross loans increased by $4.1 million to $86.5 million at September 30, 2018 from $82.3 million at December 31, 2017. One-to four-family, owner occupied and non-owner in total decreased by $2.6 million to $48.7 million at September 30, 2018 from $51.3 million at December 31, 2017, which reflects normal principal reductions on amortizing loans and our shift in focus toward commercial and multi-family real estate and commercial business lending. Commercial and multi-family loans decreased modestly by $2.0 to $21.8 million at September 30, 2018 from $23.8 million at December 31, 2017. These decreases were offset by increases in construction and land loans, commercial business loans, and consumer loans, which increased in total by $8.7 million to a combined total for these portfolio segments of $16.0 million at September 30, 2018 from $7.3 million at December 31, 2017.

Available-for-sale securities decreased by $2.8 million, or 17.1%, to $13.4 million at September 30, 2018 from $16.2 million at December 31, 2017. The decrease is attributable to paydowns on our mortgage-backed securities and an increase in unrealized losses on our securities portfolio of $264,000 to $647,000 at September 30, 2018 from $383,000 at December 31, 2017. The increase in total unrealized losses reflects the effects of rising interest rates on bond pricing.

Real estate owned, net remained the same. One foreclosure in the first quarter of 2018 on a one-to four-family loan was sold in the second quarter at a loss of $10,000. In the third quarter two land lots were sold at a gain of $14,000.

Our deposits decreased $2.5 million, or 2.8%, to $84.4 million at September 30, 2018 from $86.8 million at December 31, 2017. Interest-bearing deposits decreased by $2.0 million, or 2.5%, to $79.7 million at September 30, 2018 from $81.7 million at December 31, 2017. Noninterest-bearing deposits decreased by $415,000 or 8.2%, to $4.7 million at September 30, 2018 from $5.1 million at December 31, 2017. The decrease in interest-bearing deposits is attributable to a decrease in certificates of deposits from maturing certificates and customers moving the deposits into the market.

FHLB advances increased to $12.5 million at September 30, 2018 from $9.0 million at December 31, 2017. The increase of $3.5 million in FHLB advances reflects borrowings of $16.5 million of new advances and repayments of $13.0 of advances during the nine months ended September 30, 2018. The weighted-average rate of our total outstanding advances is 2.29%.

Shareholders’ equity decreased by $509,000, or 4.1%, to $11.9 million at September 30, 2018 from $12.4 million at December 31, 2017. The decrease in shareholders’ equity reflects our net loss of $876,000 and an increase in net unrealized losses on available-for-sale securities of $210,000, offset partially by the decreases in accumulated other comprehensive losses related to our defined benefit and postretirement medical plans of $593,000, and the combined increase in our unearned ESOP and additional paid-in capital of $29,000 from the recognition of ESOP compensation expense for the nine months ended September 30, 2018.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)

Nonaccrual loans:
Real estate mortgage loans:
One- to four-family, owner occupied	$166	$-
One- to four-family, non-owner occupied	-	-
Commercial and multi-family	-	-
Construction and land	13	13
Commercial business loans	-	-
Consumer loans	-	-
Total nonaccrual loans	179	13

Accruing loans past due 90 days or more:
One- to four-family, non-owner occupied	5	39

Accruing troubled debt restructured loans:
Real estate mortgage loans:
One- to four-family, owner occupied	82	84
One- to four-family, non-owner occupied	-	-
Commercial and multi-family	-	-
Construction and land	-	-
Commercial business loans	-	-
Consumer loans	-	-
Total accruing troubled debt restructured loans	82	84
Total nonperforming loans	266	136

Foreclosed real estate held for sale:
One- to four-family	81	81
Commercial and multi-family	-	-
Construction and land	-	-
Total foreclosed real estate held for sale	81	81

Total nonperforming assets	$347	$217

Total nonperforming loans to total gross loans	0.31%	0.17%
Total nonperforming assets to total assets	0.31%	0.20%

Allowance for loan loss to nonperforming loans	4.59	8.93

Gross loans	86,468	82,352
Allowance	1,220	1,215
Total assets	110,428	110,293

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was less than $1,000 for the three and nine months ended September 30, 2018 and 2017. No interest income was recognized on these loans during these periods.

Interest income that would have been recorded had our trouble debt restructured loan been current in accordance with its original term was $1,000 and $2,000 for both the three and nine months ended September 30, 2018 and 2017. Interest income recognized for both the three and nine months ended was $1,000 and $2,000 for the three and nine months ended September 30, 2018 and 2017.

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

	Three Months Ended
	September 30, 2018				September 30, 2017
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$85,931		$928	4.23%	$81,520		$868	4.26%
Investment securities	13,732		60	1.71	20,280		84	1.66
Interest-bearing deposits	2,634		14	2.08	2,590		8	1.24
Total interest-earning assets	102,297		1,002	3.83	104,390		960	3.68
Noninterest-earning assets	7,220				8,820
Total assets	$110,094				$113,210

Liabilities and equity:
Interest-bearing liabilities:
Checking accounts	$379		$1	1.05%	$433		$1	0.92%
Savings accounts	6,747		1	0.06	7,557		2	0.10
Money market accounts	11,916		21	0.70	14,442		17	0.47
Certificates of deposit	60,618		276	1.81	61,389		252	1.63
Total interest-bearing deposits	79,660		299	1.49	83,821		272	1.29
FHLB advances	11,833		66	2.21	9,000		48	2.12
Total interest-bearing liabilities	91,493		365	1.58	92,821		320	1.37
Noninterest bearing deposits	4,604				5,666
Other noninterest-bearing liabilities	1,591				2,121
Total liabilities	97,688				100,608
Equity	12,406				12,602
Total liabilities and equity	$110,094				$113,210

Net interest income			$637				$640
Interest rate spread				2.25%				2.32%
Net interest margin				2.44%				2.45%
Average interest-earning assets to average interest-bearing liabilities	1.12	X			1.12	X

	Nine Months Ended
	September 30, 2018				September 30, 2017
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$84,294		$2,706	4.23%	$79,398		$2,561	4.30%
Investment securities	14,620		201	1.81	23,276		290	1.66
Interest-bearing deposits	1,613		34	2.78	2,590		27	1.39
Total interest-earning assets	100,527		2,941	3.86	105,264		2,878	3.65
Noninterest-earning assets	9,057				7,695
Total assets	$109,584				$112,959

Liabilities and equity:
Interest-bearing liabilities:
Checking accounts	$402		$3	0.98%	$457		$3	0.88%
Savings accounts	6,879		4	0.08	7,563		4	0.07
Money market accounts	12,814		58	0.60	14,081		48	0.46
Certificates of deposit	59,598		756	1.67	61,929		744	1.61
Total interest-bearing deposits	79,693		821	1.36	84,030		799	1.27
FHLB advances	10,556		171	2.14	8,833		137	2.07
Total interest-bearing liabilities	90,249		992	1.45	92,863		936	1.35
Noninterest bearing deposits	4,874				5,279
Other noninterest-bearing liabilities	3,001				2,160
Total liabilities	98,124				100,302
Equity	11,460				12,657
Total liabilities and equity	$109,584				$112,959

Net interest income			$1,949				$1,942
Interest rate spread				2.41%				2.30%
Net interest margin				2.56%				2.46%
Average interest-earning assets to average interest-bearing liabilities	1.11	X			1.13	X

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. We recognized a net loss of $100,000 for the three months ended September 30, 2018 compared to a net loss of $111,000 for the three months ended September 30, 2017.

Interest Income. Interest income increased $42,000, or 4.4%, to $1.0 million for the three months ended September 30, 2018 from $960,000 for the three months ended September 30, 2017. The increase in interest income reflects the increase in the yield on interest-earning assets of 15.0 basis points to 3.83% for the three months ended September 30, 2018 from 3.68% for the three months ended September 30, 2017, which offset the decrease of $2.1 million, or 2.0%, in the average balances of our interest-earning assets to $102.3 million for the three months ended September 30, 2018 from $104.4 million for the three months ended September 30, 2017.

Interest income on loans increased by $60,000, or 6.9%, to $928,000 for the three months ended September 30, 2018 from $868,000 for the three months ended September 30, 2017. The increase in loan interest income reflects the increase in the average balance of our loans of $4.4 million, or 5.4%, to $85.9 million for the three months ended September 30, 2018 from $81.5 million for the three months ended September 30, 2017, which offset the light decrease in the yield on our loans of 3.0 basis points to 4.23% from 4.26% for the same periods.

Interest income on investment securities decreased by $24,000, or 28.6% to $60,000 for the three months ended September 30, 2018 from $84,000 for the three months ended September 30, 2017. The decrease reflects a decrease in the average balance of our investment securities of $6.6 million, or 32.5%, to $13.7 million for the three months ended September 30, 2018 from $20.3 million for the three months ended September 30, 2017, which offset the increase in yield on our investment securities of 5 basis points to 1.71% for the three months ended September 30, 2018 from 1.66% for the three months ended September 30, 2017. The decrease in the average balance of our investment securities reflects paydowns on our available-for-sale investment portfolio and no purchases of securities for 2018 as we are investing available funds into new loans.

Interest from interest-bearing deposits increased to $14,000 for the three months ended September 30, 2018 from $8,000 for the three months ended September 30, 2017. The increase in interest income reflects higher rates paid on our excess funds on deposit with other institutions. Our yield on interest-bearing deposits increased to 2.08% for the three months ended September 30, 2018 from 1.24% for the three months ended September 30, 2017.

Interest Expense.  Interest expense increased by $45,000, or 14.0%, to $365,000 for the three months ended September 30, 2018 from $320,000 for the three months ended September 30, 2017. The increase in interest expense reflects both an increase in interest expense on deposits and FHLB advances. Our average cost of funds increased 21 basis points to 1.58 basis points for the three months ended September 30, 2018 from 1.37 basis points for the three months ended September 30, 2017.

Deposit interest expense increased by $27,000, or 9.9%, to $299,000 for the three months ended September 30, 2018 from $272,000. The deposit interest expense yield increased to 1.49%, or 20 basis points, for the three months ended September 30, 2018 from 1.29% for the three months ended September 30, 2017 due to the rising rate environment. Interest expense on certificates of deposit increased $24,000 to $276,000 for the three months ended September 30, 2018 from $252,000 for the three months ended September 30, 2017. The increase in the average rate of our certificates of deposit reflects a larger portion of higher rate, longer-term certificates within our total certificates of deposits. As shorter-term, lower rate certificates mature, depositors are beginning to invest their funds in the market as opposed to rolling their funds over into another certificate of deposit or into one of our other deposit products. This is evidenced by the decrease in the average balance of our deposits of $4.1 million, or 4.9%, to $79.7 million for the three months ended September 30, 2018 from $83.8 million at September 30, 2017.

Interest expense on FHLB advances increased by $18,000 or 37.5%, to $66,000 for the three months ended September 30, 2018 from $48,000 for the three months ended September 30, 2017. The increase in FHLB interest expense reflects the increase in the average cost of advances, which increased to 2.21% for the three months ended September 30, 2018 from 2.12% for the three months ended September 30, 2017. The increase in the average cost of advances interest expense also reflects the increase in the average balance of FHLB advances to $11.8 million for the three months ended September 30, 2018 from $9.0 million for the three months ended September 30, 2017.

Net Interest Income. Net interest decreased $3,000 to $637,000 for the three months ended September 30, 2018 from $640,000 for the three months ended September 30, 2017.

Provision for Loan Losses. There was no provision for loan losses for the three months ended September 30, 2018 or 2017, which is a reflection of our continued strong credit quality as evidenced by our continued low and decreasing levels of nonperforming loans.

Our total allowance for loans losses was 1.4% of total gross loans at September 30, 2018 and 1.5% at December 31, 2017. We do not have an allowance for specifically identified impaired loans as we generally charge-off identified impairments on impaired loans to the allowance for loan losses to a net realizable value on those loans. As needed, we may have an unallocated portion in our general allowance that we believe represents those probable incurred losses within our loan portfolio not specifically identified with any particular portfolio segment.

Noninterest Income. Noninterest income increased $3,000, or 4.2%, to $75,000 for the three months ended September 30, 2018 from $72,000 for the three months ended September 30, 2017. The increase is the net effect of the gain on sale of mortgage loans of $9,000 and gain on sale of real estate owned of $14,000 offset by the decrease of service charge income of $4,000, bank owned life insurance income of $1,000 and other income of $15,000 for three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Noninterest Expense. Noninterest expense decreased $11,000, or 1.3%, to $812,000 for the three months ended September 30, 2018 from $823,000 for the three months ended September 30, 2017. The decrease was largely attributed to decrease in professional and supervisory fees offset by the increases of data processing. Professional and supervisory fees decreased by $45,000, or 29.8%, to $106,000 for the three months ended September 30, 2018 as compared to $151,000 for the three months ended September 30, 2017. Data processing increased $37,000, or 66.1%, to $93,000 for three months ended September 30, 2018 as compared to $56,000 for the three months ended September 30, 2017. Data processing expense increases reflects certain upgrades to our existing core operating system capabilities.

Income Tax Expense. There was no provision for income taxes for the three months ended September 30, 2018 or September 30, 2017. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available-for-sale securities, based upon our cumulative operating losses in recent years.

The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General. We recognized a net loss of $876,000, an increase of $513,000, or 141.3% for the nine months ended September 30, 2018 compared to a net loss of $363,000 for the nine months ended September 30, 2017. The increase in net loss was primarily attributed to a net increase in noninterest expense of $570,000, or, 23.4%, to $3.0 million for the nine months ended September 30, 2018 compared to $2.4 million for the nine months ended September 30, 2017. This increase was largely attributed to an increase in salaries and employee benefits of $525,000, or 42.2%, to $1.8 million for the nine months ended September 30, 2018 from $1.2 million for the nine months ended September 30, 2017. The increase was related to $561,000 in pension expense associated with settlement payments of pension benefits to some of our former employees. The increase in noninterest expense was partially offset by increases in net interest income of $7,000 and noninterest income of $51,000 for the three months ended September 30, 2018 as compared to 2017.

Interest Income. Interest income increased by $63,000, or 2.2%, to $2.9 million for the nine months ended September 30, 2018. The increase in interest income reflects the increase in the yield on interest-earning assets of 21.0 basis points to 3.86% for the nine months ended September 30, 2018 from 3.65% for the nine months ended September 30, 2017. The increase in yield offset the decrease in the average balance of our interest-earning assets to $100.5 million for the nine months ended September 30, 2018 from $105.3 million for the nine months ended September 30, 2017. The increase in the yield on interest-earning assets reflects changes to the asset portfolio mix and a shift towards higher-yielding assets.

Interest income on loans increased by $145,000, or 5.7%, to $2.7 million for the nine months ended September 30, 2018 from $2.6 million for the nine months ended September 30, 2017. The increase in loan interest income reflects the increase in the average balance of our loans of $4.9 million, or 6.2%, to $84.3 million for the nine months ended September 30, 2018 from $79.4 million for the nine months ended September 30, 2017, which offset the decrease in yield on our loans of 7.0 basis points to 4.30% from 4.23%. The increase in the average balance of our loans reflects increased loan demand in our market area.

Interest income on investment securities decreased by $89,000, or 30.7% to $201,000 for the nine months ended September 30, 2018 from $290,000 for the nine months ended September 30, 2017. The decrease reflects a decrease in the average balance of our investment securities to $14.6 million for the nine months ended September 30, 2018 compared to $23.3 million for the nine months ended September 30, 2017. The decrease in the average balance of our investment securities more than offset the increase in yield of 16 basis points to 1.81% from 1.66% for the same periods. The decrease in the average balance of our investment securities reflects paydowns on our available-for-sale investment portfolio and no purchases of securities for 2018 as we are investing available funds into new loans.

Interest from interest-bearing deposits increased to $34,000 for the nine months ended September 30, 2018 from $27,000 for the nine months ended September 30, 2017. The increase in interest income reflects higher rates paid on our excess funds on deposit with other institutions. Our yield on interest-bearing deposits increased to 2.78% for the nine months ended September 30, 2018 from 1.39% for the nine months ended September 30, 2017.

Interest Expense.  Interest expense increased by $56,000, or 6.0%, to $992,000 for the nine months ended September 30, 2018 from $936,000 for the nine months ended September 30, 2017. Our average cost of funds increased 10.0 basis points to 1.45% for the nine months ended September 30, 2018 from 1.35% for the nine months ended September 30, 2017.

Deposit interest expense increased by $22,000, or 2.8%, to $821,000 for the nine months ended September 30, 2018 from $799,000. The increase in deposit interest expense reflects the increase in the average yield of our deposits by 9 basis points to 1.36% for the nine months ended September 30, 2018 from 1.27% for the nine months ended September 30, 2017. The average balance of our deposits decreased $4.3 million, or 5.1%, to $79.7 million for the nine months ended September 30, 2017 from $84.0 million for the nine months ended September 30, 2017. The largest decrease in our deposits came from a decrease of $2.3 million, or 3.7%, in certificates of deposit to $59.6 million for the nine months ended September 30, 2018 from $61.9 million for the nine months ended September 30, 2017. The decrease in the average balance of our deposits is primarily attributed to the decrease in the average balance of our certificates of deposit. As certificates mature, some customers are investing their funds in the market as opposed to rolling their funds into another certificate of deposit or into one of our other deposit products.

Interest expense on FHLB advances increased by $34,000 or 24.8% to $171,000 for the nine months ended September 30, 2018 from $137,000 for the nine months ended September 30, 2017. The increase in FHLB interest expense reflects the increase in the average rate on advances, which increased to 2.14% for the nine months ended September 30, 2018 from 2.07% for the nine months ended September 30, 2017. The average balance of our FHLB advances increased $1.8 million to $10.6 million for the nine months ended September 30, 2018 from $8.8 million for the nine months ended September 30, 2017.

Net Interest Income. Net interest income increased $7,000, or 0.36%, to $1.9 million for the nine months ended September 30, 2018, which was largely a reflection of the increases in our interest rate spread and net interest margin. The interest rate spread increased to 2.41% for the nine months ended September 30, 2018 from 2.30% for the nine months ended September 30, 2017, and our net interest margin increased to 2.56% from 2.46% for the same periods.

Provision for Loan Losses. There was no provision for loan losses for the six months ended September 30, 2018 or 2017, which is a reflection of our continued strong credit quality as evidenced by our continued low and decreasing levels of nonperforming loans.

Our total allowance for loans losses was 1.4% of total gross loans at September 30, 2018 and December 31, 2017. We do not have an allowance for specifically identified impaired loans as we generally charge-off identified impairments on impaired loans to the allowance for loan losses to a net realizable value on those loans. As needed, we may have an unallocated portion in our general allowance that we believe represents those probable incurred losses within our loan portfolio not specifically identified with any particular portfolio segment.

Noninterest Income. Noninterest income increased $51,000, or 39.5%, to $180,000 for the nine months ended September 30, 2018 from $129,000 for the nine months ended September 30, 2017. The increase is primarily related to the increase of $22,000 of income on bank owned life insurance for the nine months ended September 30, 2018 to $77,000 from $55,000 for the nine months ended September 30, 2017 and to a net loss of $19,000 on sales of investment securities for the nine months ended September 30, 2017. In March of 2017, we purchased $3.4 million in bank owned life insurance. Therefore, income on bank owned life insurance for the nine months ended September 30, 2017 only reflects approximately 6 months. An additional increase in noninterest income came from gain on sales of mortgage loans, which increased to $13,000, or 100%, for the nine months ended September 30, 2018 from $0 for the nine months ended September 30, 2017.

Noninterest Expense. Noninterest expense increased $570,000, or 23.4%, to $3.0 million for the nine months ended September 30, 2018 from $2.4 million for the nine months ended September 30, 2017. The increase was largely attributed to increases in salaries and employee benefits and data processing. Salaries and employee benefits increased by $525,000, or 42.2%, to $1.8 million for the nine months ended September 30, 2018 as compared to $1.2 million for the nine months ended September 30, 2017. This increase was attributable to $561,000 in pension expense recognized as a result of pension settlement payments to some of our former employees. The increase in data processing expenses reflects certain upgrades to our existing core operating system capabilities.

Income Tax Expense. There was no provision for income taxes for the six months ended September 30, 2018 or September 30, 2017. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available-for-sale securities, based upon our cumulative operating losses in recent years.

The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, FHLB advances, and repayments, maturities and calls of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2018.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Chicago (FHLB) that provide an additional source of funds. Our FHLB advances totaled $12.5 million at September 30, 2018. In addition, the Company has an irrevocable standby letter of credit with the FHLB of $3.2 million at September 30, 2018 to secure public deposits. At September 30, 2018, we had the ability to borrow up to an additional $37.7 million from the FHLB, subject to pledging additional collateral. We also have an unused open line of credit at The Independent BankersBank that would allow us to borrow up to $2.5 million at September 30, 2018.

The Company is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2018 and December 31, 2017, the Company exceeded all regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.

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

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Best Hometown Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”) as filed with the Securities and Exchange Commission on March 29, 2018, including under the section titled “Risk Factors, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At September 30, 2018, the risk factors for Best Hometown Bancorp, Inc. have not changed materially from those reported in our Form 10-K. However, the risks described in the Form 10-K are not the only risks that we face.

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

BEST HOMETOWN BANCORP, INC.

Date: November 8, 2018	/s/ Ronnie R. Shambaugh
Ronnie R. Shambaugh
President and Chief Executive Officer

Date: November 8, 2018	/s/ Jennifer M. Lanzafame
Jennifer M. Lanzafame
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Best Hometown Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

