Form 10-K
period 2018-12-31
Best Hometown Bancorp, Inc.
filed 2019-03-28
CIK 1667840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of December 31, 2018 was $9.6 million.
As of December 31, 2018, there were 826,208 shares outstanding of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
1.
Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders. (Part III)

i

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
As of December 31, 2018, Best Hometown Bancorp, Inc. had 826,208 shares outstanding and a market capitalization of approximately $9.6 million.
The executive offices of Best Hometown Bancorp, Inc. are located at 100 E. Clay Street, Collinsville, IL 62234, and the telephone number is (618) 345-1121. Our website address is www.besthometownbank.com. Information on our website should not be considered a part of this annual report. Best Hometown Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At December 31, 2018, we had total assets of $109.4 million, total deposits of $90.4 million and total equity of $12.2 million. We recorded a net loss of $1,009,000 for the year ended December 31, 2018.
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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in loans. Our primary lending activities are one- to four-family residential real estate loans, including non-owner occupied one- to four-family real estate loans, commercial and multi-family real estate loans and construction and land loans. To a lesser extent, we also make commercial business loans and consumer loans, including home equity loans and lines of credit. At December 31, 2018, $41.2 million, or 47.4% of our total loan portfolio was comprised of owner-occupied one- to four-family residential real estate loans, and $26.7 million, or 30.8% of our total loan portfolio, was comprised of commercial and multi-family real estate loans. Our commercial and multi-family real estate loan portfolio has grown $2.9 million from $23.8 million at December 31, 2017 to $26.7 million at December 31, 2018.
We also invest in securities, which at December 31, 2018, consisted of U.S. government agencies and government-sponsored enterprises.
We offer a variety of deposit accounts, including interest-bearing and noninterest-bearing checking accounts, savings and money market accounts and certificates of deposit. We have recently expanded the products we offer our customers, including online banking, mobile banking and debit cards.
We utilize advances from the FHLB.
In 2016, we began offering brokerage services to our customers through a networking arrangement with a registered broker-dealer.
For the years ended December 31, 2018 and 2017, we had net losses of  $1,009,000 and $534,000, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Operating Results for the Years Ended December 31, 2018 and 2017.”
Our current business strategy includes managed growth to support profitability through greater economies of scale, including increasing our emphasis on commercial and multi-family real estate lending and, to a lesser extent, continuing to diversify our loan portfolio by increasing our commercial business lending and consumer lending. We also expect to increase our noninterest income through selling loans in the secondary market with the origination and sale of one- to four-family residential loans with terms of 20 years or more, and the addition of our new brokerage services. In addition, we intend to replace FHLB advances as they mature with lower-cost FHLB advances and core deposits. Most importantly, we will continue to adhere to our conservative underwriting standards of recent years, which, we believe have resulted in our improved credit quality. See “— Business Strategy.”
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
The regional economy is fairly diversified, with services, wholesale/retail trade, and manufacturing as the primary industries in our market area. Based on data from the U.S. Bureau of Labor Statistics, through December of 2018, unemployment rates were 4.8%, 5.3%, 4.3%, and 3.9% in Madison County, St. Clair County, the State of Illinois and the United States, respectively.
Our market area is focused on Madison County, Illinois, which experienced a modest population increase of 4.0 percent from 2000 to 2010, compared to a 9.7 percent increase in the United States, and is projected to decrease slightly from 2010 to 2019, compared to increases in Illinois of 2.3 percent and 6.6 percent in the United States. Madison County is projected to experience a decrease in households of 0.2 percent compared to a projected 2.5 percent increase in Illinois and a projected 6.6 percent increase in the United States. The county is also characterized by lower median household income in 2000, 2010 and projected 2019, compared to Illinois, and noticeably lower median housing values and median rent levels in 2000 and 2010, compared to Illinois and the United States. In addition, Madison County had a higher unemployment rate of 6.7 percent in November 2016, compared to a lower 5.8 percent in Illinois and 4.8 percent in the United States.
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
As of June 30, 2018 (the latest date for which information is available), our deposit market share represented 1.68% of FDIC-insured deposits in Madison County, Illinois, ranking us thirteenth out of twenty-five FDIC-insured institutions with offices in the county. This data does not include credit unions with whom we also compete.
Lending Activities
General.   Our principal lending activity is originating one- to four-family residential loans, commercial real estate and multi-family loans and, to a lesser extent, construction and land loans, commercial business loans and consumer loans, including home equity loans. At December 31, 2018, our gross, before the allowance for loan losses, loans totaled $86.8 million, of which $41.2 million, or 47.4%, were owner-occupied one- to four-family residential loans, $26.7 million, or 30.8%, were commercial and multi-family real estate loans and $10.8 million, or 12.4% were one-to four-family, non-owner occupied investor loans.
Historically, our principal lending activity has been the origination of one- to four-family residential loans. In 2018, we continued with our strategic plan to expand our commercial and multi-family real estate lending to increase the yield of our loans and shorten asset duration. As a result, our portfolio of commercial and multi-family real estate loans has increased from $23.8 million, or 28.9% of total gross loans, at December 31, 2017 to $26.7 million, or 30.8% of total loans, at December 31, 2018. As part of our business strategy of managed growth following the conversion we intend to increase our emphasis on commercial and multi-family real estate loans and, to a lesser extent, continue to diversify our loan portfolio by increasing our commercial business lending, consumer lending and loans to investors for the purchase and refinance of non-owner occupied one- to four-family real estate properties. In addition, we intend to increase our noninterest income through selling loans in the secondary market with the origination and sale of one- to four-family residential loans with terms of 20 years or more. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Strategy” for a further discussion of our business strategy.

Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. We had no loans classified as held for sale at the dates indicated.
	At December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Real estate loans:
One-to four-family, owner occupied	$41,159	47.4%	$44,660	54.2%
One-to four-family, non-owner occupied	10,787	12.4	6,651	8.1
Commercial and multi-family	26,664	30.8	23,790	28.9
Construction and land	3,598	4.1	3,619	4.4
Commercial business loans	2,587	3.0	2,048	2.5
Consumer loans	2,031	2.3	1,584	1.9
	$86,826	100.0%	$82,352	100.0%
Net deferred loan fees	25		(9)
Allowance for loan losses	(1,205)		(1,215)
Total	$85,646		$81,128

Loan Portfolio Maturities and Yields.   The following table summarizes the contractual maturities of our loan portfolio at December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect the effects of possible prepayments. Contractual maturities of balloon loans have been included for the amortized term since such loans have been assumed to renew at each balloon date. Actual maturities may differ due to prepayments or due to balloon loans not being renewed.
December 31, 2018	One-to-Four Family, Owner Occupied	One-to-Four Family, Non-Owner Occupied	Commercial and Multi- Family Real Estate	Construction and Land
	(In thousands)
Amounts due in:
One year or less	$1,728	$2,900	$1,326	$2,625
More than one to two years	1,531	801	2,185	211
More than two to three years	1,598	1,012	3,115	14
More than three to five years	5,073	3,781	6,100	574
More than five to ten years	3,345	607	8,446	128
More than ten to 15 years	11,416	362	592	12
More than 15 years	16,468	1,324	4,900	34
Total	$41,159	$10,787	$26,664	$3,598

December 31, 2018	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$1,263	$104	$9,946
More than one to two years	91	289	5,108
More than two to three years	330	266	6,335
More than three to five years	630	1,340	17,498
More than five to ten years	236	32	12,794
More than ten to 15 years	37	—	12,419
More than 15 years	—	—	22,726
Total	$2,587	$2,031	$86,826

The following table sets forth our fixed-rate and balloon and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019. At December 31, 2018, we had only $11.3 million in adjustable rate loans. Some of our one-to four-family loans and almost all of our commercial and multi-family loans are balloon loans. Our balloon loans have been included with our adjustable-rate loans in the table below because they effectively reprice at the end of their term, which is generally 61 months, similar to an adjustable-rate loan.
	Due After December 31, 2019
	Fixed Rate	Balloon and Adjustable-Rate	Total
	(In thousands)
Real estate loans:
One-to four-family, owner occupied	$30,615	$8,816	$39,431
One-to four-family, non-owner occupied	4,907	2,980	7,887
Commercial and multi-family	17,748	7,590	25,338
Construction and land	959	14	973
Commercial business loans	1,014	310	1,324
Consumer loans	337	1,590	1,927
	$55,580	$21,300	$76,880

One- to Four-Family Residential Real Estate Lending.   At December 31, 2018, we had $41.2 million of loans secured by owner occupied one- to four-family real estate, representing 47.4% of our total loan portfolio. We also make loans to investors for the purchase and refinance of one- to four-family residential properties that are not owner-occupied, which are described below under “One- to Four-Family Investment Property Loans”.
We have offered both fixed-rate loans and balloon loans secured by owner occupied one- to four-family residential real estate. At December 31, 2018, approximately 21.3% of our owner occupied one- to four-family real estate loans were balloon loans, and the rest of such loans were fixed-rate, fully amortizing loans. We expect that in the future we will make less balloon loans and, eventually, offer an adjustable-rate loan instead.
Our fixed-rate loans generally have terms of 15 to 30 years, and our balloon loans generally have terms of 61 months and amortize over 10 – 30 years. We generally limit the loan-to-value ratios of our one- to four-family residential mortgage loans to 80% of the purchase price or appraised value, whichever is lower. We do not offer loans with higher loan-to-value ratios to borrowers obtaining private mortgage insurance.
Under our previous business strategy, we were retaining all one-to four-family residential loans, but we have begun to sell qualified one-to four family residential loans with maturities greater than 20 years to the secondary market in 2018.
Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines. We have also originated, on a much more limited basis, jumbo loans, which we define as loans over $500,000. The jumbo loans that we have originated are generally fixed-rate loans with terms of 15 to 30 years and a maximum loan-to-value ratio of 80%. At December 31, 2018, we had $3.5 million of fixed rate jumbo loans in our portfolio. We do not offer FHA and VA loans. At December 31, 2018, almost all of our one- to four-family residential loans were secured by properties located in our market area.
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
One- to Four-Family, Non-Owner Occupied Investment Property Loans.   We originate loans on one- to four-family investment properties, which we refer to herein as investor loans. The subject properties are non-owner occupied. At December 31, 2018, investor loans totaled $10.8 million, or 12.4% of total loans. Our investor loans are generally balloon loans with terms of 61 months and amortizing over 15 – 20 years. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property. At December 31, 2018, our average investor loan had a balance of  $88,000. All of our investor loans are secured by properties located in our primary lending area.
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
A borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require borrowers receiving investor loans to provide annually updated financial statements and federal tax returns, as we do of individual principals on our commercial real estate loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest investor loan in our portfolio at December 31, 2018 was a $719,200 loan collateralized by a single-family non-owner occupied property. This loan was performing according to its terms at December 31, 2018.
Commercial and Multi-Family Real Estate Lending.   Consistent with our strategy to increase our yield and reduce our interest rate risk, we are continuing to emphasize the origination of commercial and multi-family real estate loans. At December 31, 2018, we had $26.7 million in commercial real estate and multi-family loans, representing 30.8% of our total loan portfolio. Of these loans, $8.4 million were multi-family real estate loans.
Our commercial and multi-family real estate loans are generally written as mortgages with balloon maturities of 5 or 7 years and amortizations of 15 to 20 years. In the past, we have also offered some fixed-rate, fully amortizing and adjustable-rate commercial real estate loans. At December 31, 2018, we had just twelve adjustable-rate loan for $8.3 million, in aggregate, which were secured by commercial real estate, and the remaining loans were fixed-rate.
The maximum loan-to-value ratio of our commercial and multi-family real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan.
Set forth below is information regarding our commercial and multi-family real estate loans at December 31, 2018. At December 31, 2018, $17.5 million of our commercial and multi-family real estate loans were secured by non-owner occupied properties. These loans are considered to involve more credit risk than owner-occupied commercial real estate loans and are subject to greater regulatory review and comment.

Industry Type	Number of Loans	Balance
		(In thousands)
Apartment complexes	17	$8,414
Professional office buildings	6	1,219
Churches	1	1,410
Nursing homes	1	1,945
Restaurants and bars	7	2,849
Other retail or service establishments	9	3,931
Hotels	2	2,884
Medical buildings	2	734
Laundromats	—	—
Commercial use buildings	11	2,321
Mixed use facilities	—	—
Other miscellaneous	4	957
Total	60	$26,664

At December 31, 2018, the average loan balance of our outstanding commercial and multi-family real estate loans was $444,000, and the largest of such loans was a $2.0 million loan secured by a hotel in Collinsville, IL. This loan was performing in accordance with its terms at December 31, 2018.
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
Personal guarantees are generally obtained from the principals of commercial real estate and multi-family loans, although this requirement may be waived in limited circumstances depending upon the loan-to-value ratio and the debt service coverage ratio associated with the loan. We require property and casualty insurance and flood insurance if the property is determined to be in a flood zone area. In addition, all borrowers are required to obtain title insurance.
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
Construction and Land Lending.   At December 31, 2018, $3.6 million, or 4.1% of our total loan portfolio, consisted of construction and land loans. We generally make construction loans primarily for the construction of one-to four-family residential homes and loans to purchase residential lots for future construction. At December 31, 2018 total construction loans for the development of one-to four-family properties was 47.5% of our total construction and land loans. To a lesser extent, we make loans for the purchase of land for future development purposes and loans to fund construction of commercial properties. At December 31, 2018, our largest construction and land loan was a $996,000 loan secured by a commercial building being renovated for a restaurant/bar/distillery. This loan was performing in accordance with its original terms at December 31, 2018.
Further details on our construction and land loans at December 31, 2018 are as follows:
	Number of Loans	Loans In Process	Net Principal Balance
		(In thousands)
One-to four-family	2	$—	$983
Residential land	12	—	725
Commercial land	3	—	348
Commercial construction	3	—	1,542
Total construction and land loans	20	$—	$3,598

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
Commercial Business Lending.   At December 31, 2018, we had $2.6 million of commercial business loans, representing 3.0% of our total loan portfolio. These loans are typically fully amortizing fixed-rate loans with terms of 4 to 5 years. We also offer commercial lines of credit that reprice on a yearly basis, we had twelve commercial lines of credit outstanding at December 31, 2018. We generally obtain personal guarantees with respect to all commercial business lines of credit.
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
At December 31, 2018, the average loan balance of our outstanding commercial business loans was $57,000, and the largest outstanding balance was a $273,000 loan secured by accounts receivable.
Consumer Lending.   To a lesser extent, we offer a variety of consumer loans, including home equity loans and lines of credit. These loans are typically made as an accommodation to an existing customer in our market area. At December 31, 2018, our consumer loan portfolio totaled $2.0 million, or 2.3% of our total loan portfolio. At this date, $1.6 million of our consumer loans were home equity loans and home improvement loans secured by properties upon which we have the first mortgage, and $7,000 of our consumer loans were unsecured (excluding overdraft accounts).

Our consumer loans generally have fixed rates of interest and terms of up to 5 years, depending on the type of collateral and the creditworthiness of the borrower. Our consumer loans may be secured by deposits, automobiles or real estate in the case of home equity loans. Consumer loans are generally made based on an individual’s credit score and income. Automobile loans may generally be made in an amount up to 100% of the purchase price of a new vehicle, based on the borrower’s credit score. In the case of a used vehicle, loans are made up to 100% of the NADA retail value, subject to the borrower having a high enough credit score. Loans of up to $5,000 may be unsecured depending on the creditworthiness of the borrower.
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
As part of our business strategy, we began originating conforming one- to four-family loans with terms of twenty years or more for sale into the secondary market during 2018. The amount of originations and sales for 2018 were $1.5 million.

The following table shows our loan origination, purchases, sales and repayment activities for the years indicated.
	Years Ended December 31,
	2018	2017
	(In Thousands)
Total gross loans at beginning of year	$82,352	$75,505
Loans Originated:
Real estate loans:
One- to four-family, owner occupied	5,049	4,558
One- to four-family, non-owner occupied	3,912	3,345
Commercial and multi-family	5,424	7,590
Construction and land	1,400	2,011
Commercial business	1,343	1,712
Consumer	1,021	298
Total loans originated	18,149	19,514
Total loans purchased:
Commerical and multi-family real estate	—	—
Loans Sold:
Real estate loans:
One- to four-family, owner occupied	(1,466)	(474)
One- to four-family, non-owner occupied	—	—
Commercial and multi-family	—	—
Construction and land	—	—
Commercial business	—	—
Consumer	—	—
Total loans originated	(1,466)	(474)
Other:
Principal repayments and other	(12,209)	(12,193)
Net loan activity	4,474	6,847
Total gross loans at end of year	$86,826	$82,352

Loan Approval Procedures and Authority.
Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of our unimpaired capital and surplus. At December 31, 2018, our largest credit exposure to one borrower totaled $1.9 million, consisting of one loan secured by a hotel, in our market area. Our loans to one borrower or group of related borrowers limit at December 31, 2018 was $1.9 million.
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
Our loan officers may approve loans secured by real estate up to $200,000 (with approval of our Chief Loan Officer or our President in the case of a self-employed borrower) secured loans, other than real estate loans, up to $30,000, and unsecured loans up to $5,000. Our President and Chief Financial Officer and our Chief Loan Officer may each approve loans secured by real estate up to $500,000, and secured loans, other than real estate loans, up to $250,000. Our President and our Chief Loan Officer may approve unsecured loans up to $50,000 and $10,000, respectively. Our Loan Committee, consisting of our President/Chief Executive Officer, Executive Vice President/Chief Loan Officer and one outside director, may approve loans secured by real estate up to $1,000,000. Loans over $1,000,000 must be approved by the full board of directors.
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

Delinquent Loans.   The following table sets forth our loan delinquencies by type and amount at the dates indicated.
	At December 31, 2018
	30 – 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(In thousands)
Real estate loans:
One- to four-family, owner occupied	9	$546	1	$71	10	$616
One- to four-family, non-owner occupied	1	24	—	—	1	24
Commercial and multi-family	1	189	—	—	1	189
Construction and land	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—
Consumer loans	3	26	—	—	3	26
Total	14	$785	1	$71	15	$856

	At December 31, 2017
	30 – 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(In thousands)
Real estate loans:
One- to four-family, owner occupied	11	$713	—	$—	11	$713
One- to four-family, non-owner occupied	1	24	1	39	2	63
Commercial and multi-family	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	12	$737	1	$39	13	$776

Nonaccrual Loans.   We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on non-accrual loans generally is applied against principal or interest and is recognized on the cash basis or cost recovery method. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. There were no changes in our non-accrual policy during the years ended December 31, 2018 or 2017. At December 31, 2018, we had $84,000 of nonaccrual loans. At December 31, 2018, we had no loans past due 90 days or more that were still accruing.
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
Non-Performing Loans.   Non-performing loans (including troubled debt restructurings) increased $29,000 to $165,000, or 0.19% of total gross loans, at December 31, 2018 from $136,000, or 0.17% of total gross loans, at December 31, 2017. During 2018, approximately $38,000 of these nonperforming loans were transferred to other real estate owned because of foreclosures and subsequently sold.
The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated:
	At December 31,
	2018	2017
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family, owner occupied	$71	$—
One- to four-family, non-owner occupied	—	—
Commercial and multi-family	—	—
Construction and land	13	13
Commercial business	—	—
Consumer	—	—
Total non-accrual loans	$84	$13
Accruing loans past due 90 days or more:
One- to four-family, non-owner occupied	—	39
Accruing troubled debt restructured loans:
Real estate loans:
One- to four-family, owner occupied	81	84
One- to four-family, non-owner occupied	—	—
Commercial and multi-family	—	—
Construction and land	—	—
Commercial business	—	—
Consumer	—	—
Total accruing troubled debt restructured loans	81	84
Total non-performing loans	165	136
Foreclosed real estate held for sale:
One-to four-family	81	81
Commercial and multi-family	—	—
Construction and land	—	—
Total foreclosed real estate held for sale	81	81
Total non-performing assets	$246	$217
Total non-performing loans to total gross loans	0.19%	0.17%
Total non-performing assets to total assets	0.22%	0.20%
Interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $579 for the year ended December 31, 2018. Interest of  $806 was recognized on these loans and is included in net income for the year ended December 31, 2018. Our troubled debt restructured loan was current according to its restructured terms. Interest income recognized on trouble debt restructured loans during the year ended December 31, 2018 totaled $3,600.
Interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $609 for the year ended December 31, 2017. Interest of  $777 was recognized on these loans and is included in net income for the year ended December 31, 2017. Interest income recognized on trouble debt restructured loans during the year ended December 31, 2017 totaled $3,100. Interest of  $3,500 would have been recorded on the troubled debt restructured loan under its original terms.
Classified Assets.   Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of an allocated allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. At December 31, 2018, we had $795,000 of loans designated as “special mention.”
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
The following table sets forth our amounts of classified loans, loans designated as special mention and foreclosed real estate held for sale as of December 31, 2018 and 2017. The classified assets total at December 31, 2018 includes $165,000 of nonperforming loans. The decrease in classified loans was due primarily to the transfer of  $38,000 of nonperforming loans classified as substandard to real estate owned. Substandard loans at December 31, 2018 consisted of  $1.2 million of one- to four-family owner occupied loans, $75,000 of investor loans, and $12,000 of construction and land loans. Special mention loans at December 31, 2018 are $795,000 as compared to December 31, 2017 at $350,000. The increase was caused by seven additional loans added to the special mention category.
	At December 31,
	2018	2017
	(In thousands)
Classified loans:
Substandard	$1,362	$1,421
Doubtful	—	—
Loss	—	—
Total classified loans	$1,362	$1,421
Special mention loans	$795	$350
Real estate owned	$81	$81

Other Loans of Concern.   There were no other loans that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
Real Estate Owned.   Real estate owned consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and is recorded at fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. For the year ended December 31, 2018, we had $81,000 in real estate owned.
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
Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (i) allocated allowances for identified impaired loans and (ii) a general valuation allowance on non-impaired loans. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.
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
Substantially all of our loans are secured by collateral. Nonaccrual commercial and multi-family real estate loans, our larger nonaccrual one- to four-family owner occupied loans and investor loans, and troubled debt restructurings are evaluated for impairment and allocated allowances, if needed, are established. Typically, for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using an independent appraisal, adjusted for current economic conditions and other factors, and related general or allocated allowances for loan losses are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal if it has not already been obtained. Any shortfall would result in immediately charging off the portion of the loan that was impaired.
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

Allowance for Loan Losses.   The following table sets forth activity in our allowance for loan losses for the years indicated.
	Years ended December 31,
	2018	2017
	(In thousands)
Allowance at beginning of year	$1,215	$1,214
Provision for loan losses	—	—
Chargeoffs:
Real estate loans:
One- to four-family, owner occupied	(28)	(34)
One- to four-family, non-owner occupied	—	(19)
Commercial and multi-family	—	—
Construction and land	—	—
Commercial business	—	—
Consumer	—	—
Total chargeoffs	(28)	(53)
Recoveries:
Real estate loans:
One- to four-family, owner occupied	12	42
One- to four-family, non-owner occupied	6	4
Commercial and multi-family	—	—
Construction and land	—	8
Commercial business	—	—
Consumer	—	—
Total recoveries	18	54
Net (chargeoffs) recoveries	(10)	1
Allowance at end of year	$1,205	$1,215
Allowance to non-performing loans at end of year	730.30%	893.38%
Allowance to total gross loans outstanding at end of year	1.39%	1.48%
Net chargeoffs to average loan outstanding during year	0.01%	0.00%
The allowance to non-performing loans ratio decreased due primarily to a rise in non-performing loans to $165,000 at December 31, 2018 from $136,000 at December 31, 2017. The allowance to total gross loans outstanding ratio decreased only marginally as a result of lower net charge-offs for the year and a slight decrease in our loss factors used to determine our general valuation allowance as a result of lower historical loss trends over the past two years.

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
	At December 31,
	2018			2017
	Allowance for Loan Losses	Percent of Total Allowance	Percent of Loan in Each Category to Total Loans	Allowance for Loan Losses	Percent of Total Allowance	Percent of Loan in Each Category to Total Loans
Real Estate mortgage loans:
One- to four-family, owner occupied	$423	35.1%	47.4%	$525	43.2%	54.2%
One- to four-family, non-owner occupied	139	11.5	12.4	81	6.7	8.1
Commercial and multi-family	431	35.8	30.8	407	33.5	28.9
Construction and land	34	2.8	4.1	34	2.8	4.4
Commercial business	52	4.3	3.0	41	3.4	2.5
Consumer	52	4.3	2.3	39	3.2	1.9
Unallocated	74	6.2	—	88	7.2	0.0
Total	$1,205	100.0%	100.0%	$1,215	100.0%	100.0%

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
Our investment committee as of December 31, 2018 consists of our Chairman of the Board of Directors, President and Chief Executive Officer, Executive Vice President — Chief Loan Officer and Chief Operating Officer and Executive Administrative Assistant. The investment committee is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. The board of directors reviews monthly our investment portfolio.
We account for investment securities in accordance with Accounting Standards Codification Topic 320, “Investments — Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. At December 31, 2018 and 2017, all of our securities were designated as available-for-sale.

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
Mortgage-Backed Securities.   At December 31, 2018, the amortized cost and fair value of our mortgage-backed securities portfolio totaled $12.8 million and $12.3 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to four- family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees.
United States Government agency, and government-sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings.
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
SBAP Pools.   At December 31, 2018, the amortized cost and fair value of our SBAP security was $586,000 and $565,000, respectively. We own only one of these securities. SBAP Pools are securities consisting of loans issued under the Small Business Administration, which come with an unconditional guarantee by the U.S. government for the timely payment of principal and interest. SBAP Pools or SBAP 504 DCPC Pools are pools of Development Company Participation Certificates backed by the 504 loan program via private corporations authorized by the SBA called Certified Development Companies. SBAP DCPCs are fixed rate, pay semi-annual principal and interest payments. SBAP’s offer more prepayment protection with prepayment penalties on the underlying certificates.
Restricted Equity Securities.   We invest in the common stock of the Federal Home Loan Bank of Chicago. The stock is carried at cost and classified as restricted equity securities. We periodically evaluate the stock for impairment based on ultimate recovery of par value.

Securities Portfolio Composition.   The following table sets forth the composition of our securities portfolio at the dates indicated:
	At December 31,
	2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
U.S. Government agency – SBAP security	$586	$565	$786	$762
U.S. Government agency mortgage-backed securities – residential(1)	12,763	12,276	15,808	15,449
Total	$13,349	$12,841	$16,594	$16,211

(1)
Includes Freddie Mac, Ginnie Mae and Fannie Mae pass through mortgage-backed securities

Securities Portfolio Maturities and Yields.   The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at December 31, 2018. Mortgage-backed and SBAP securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. The weighted average life of the mortgage-backed securities in our portfolio at December 31, 2018 was 3.9 years.
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(In thousands)
U.S. Government agency – SBAP security	$—	—%	$586	1.55%	$—	—%
U.S. Government agency mortgage-backed securities – residential(1)	—	—	10,888	1.78	1,875	2.32
Total	$—	—%	$11,474	1.77%	$1,875	2.32%

	More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(In thousands)
U.S. Government agency – SBAP security	$—	—%	$586	1.55%
U.S. Government agency mortgage-backed securities – residential(1)	—	—	12,763	1.86
Total	$—	—%	$13,349	1.85%

(1)
Includes Freddie Mac, Ginnie Mae and Fannie Mae pass through mortgage-backed securities

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

Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2018, our core deposits, which are deposits other than certificates of deposit, were $23.0 million, representing 25.4% of total deposits.
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
The following table sets forth the distribution of total deposits by account type, at the dates indicated:
	At December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(In thousands)
NOW and demand deposits(1)	$5,130	5.7%	$5,532	6.4%
Money Market deposits	11,352	12.5	14,792	17.0
Regular savings and other deposits	6,480	7.2	7,067	8.1
Certificates of deposit – IRA	16,375	18.1	17,116	19.7
Certificates of deposit – other	51,071	56.5	42,319	48.7
Total	$90,407	100.0%	$86,826	100.0%

(1)
Includes noninterest bearing deposits of  $4.7 million and $5.0 million at December 31, 2018 and 2017, respectively.

As of December 31, 2018, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $36.9 million. The following table sets forth the maturity of these certificates of deposit as of December 31, 2018:
At December 31, 2018
(In thousands)
Maturity Period:
Three months or less	$3,246
Over three through six months	2,012
Over six through twelve months	7,919
Over one year through three years	22,752
Over three years	928
Total	$36,857

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
At December 31, 2018 and 2017, we had $5.5 million and $9.0 million, respectively, of FHLB advances. At December 31, 2018, based on available collateral and our ownership of FHLB stock, we had access to additional advances of up to $44.5 million. We also have an unused open line of credit with The Independent BankersBank that would allow us to borrow up to $2.5 million.
	Years Ended December 31,
	2018	2017
	(In thousands)
Balance outstanding at end of year	$5,500	$9,000
Average amount outstanding during the year	10,042	8,786
Highest amount outstanding at any month end during the year	12,500	9,000
Weighted average interest rate at end of year	2.35%	2.07%
Weighted average interest rate during the year	2.24%	2.09%
Subsidiary Activities
Best Hometown Bancorp, Inc. has no subsidiaries other than Best Hometown Bank, and Best Hometown Bank has no subsidiaries.
Expense and Tax Allocation Agreements
Best Hometown Bank has an agreement with Best Hometown Bancorp to provide it with certain administrative support services, whereby Best Hometown Bank will be compensated at not less than the fair market value of the services provided. In addition, Best Hometown Bank and Best Hometown Bancorp have an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.
Employees
As of December 31, 2018, we had 21 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
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
Net Operating Loss Carryovers.   At December 31, 2018, Best Hometown Bank had $6.1 million of federal net operating loss carryforwards, a portion of which will begin expiring in 2030, and $7.5 million of Illinois state net operating loss carryforwards available for future use, a portion of which will begin expiring in 2020.

Capital Loss Carryovers.   Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any remaining loss not deducted after the five-year carryover period is not deductible. At December 31, 2018, Best Hometown Bank had no capital loss carryover.
Corporate Dividends.   We may generally exclude from our income 100% of dividends received from Best Hometown Bank as a member of the same affiliated group of corporations.
Audit of Tax Returns.   Best Hometown Bank’s federal income tax returns have not been audited in the most recent five-year period.
State Taxation
Best Hometown Bancorp and Best Hometown Bank will be required to file an annual combined Illinois income tax return and pay tax at a stated tax rate of 9.5%. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. For the year ended December 31, 2018, Best Hometown Bank paid no Illinois income taxes. Best Hometown Bank is not currently under audit with respect to Illinois income tax returns and its Illinois income tax returns have not been audited for the past five years. As a Maryland business corporation, Best Hometown Bancorp will be required to file annual franchise tax return with the State of Maryland.
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
At December 31, 2018, Best Hometown Bank’s capital exceeded all applicable requirements. See “Historical and Pro Forma Regulatory Capital Compliance.”
Loans-to-One Borrower.   Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2018, Best Hometown Bank was in compliance with the loans-to-one borrower limitations.
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
At December 31, 2018, Best Hometown Bank maintained 76.0% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. Best Hometown Bank has satisfied the QTL test in each of the last 12 months.
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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings and loan association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2018, Best Hometown Bank’s ability to pay dividends will be limited if Best Hometown Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Best Hometown Bancorp to pay dividends to its stockholders. See “— Capital Requirements” above.
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
At December 31, 2018, Best Hometown Bank met the criteria for being considered “well capitalized.”
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 32 basis points of total assets less tangible capital.
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
Federal Home Loan Bank System.   Best Hometown Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB, Best Hometown Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2018, Best Hometown Bank was in compliance with this requirement.
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
Capital.   Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in December 2014 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend the applicability to bank and savings and loan holding companies of up to $1 billion in assets. Regulations implementing this amendment were effective May 15, 2016. Consequently, savings and loan holding companies of under $1 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases. See“— Federal Banking Regulation — Capital Rule.”
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
ITEM 1B.
Unresolved Staff Comments

None.
ITEM 2.
Properties

At December 31, 2018, the net book value of our properties was $3.0 million. The following table sets forth information regarding our offices. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.
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
At December 31, 2018, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 4.
Mine Safety Disclosures

Not applicable.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market.   Our common stock is listed on OTC Pink Marketplace (“OTCPK”) operated by OTC Markets Group. The approximate number of holders of record of our common stock as of December 31, 2018 was 167. Certain shares of our common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported on the OTC Pink Marketplace. No dividends were declared during the periods.
	High	Low
Quarter ended December 31, 2018	$14.54	$11.61
Quarter ended September 30, 2018	$14.80	$13.50
Quarter ended June 30, 2018	$13.96	$11.15
Quarter ended March 31, 2018	$11.90	$11.15
Quarter ended December 31, 2017	$13.75	$11.20
Quarter ended September 30, 2017	$14.30	$13.00
Quarter ended June 30, 2017	$13.00	$13.00
Quarter ended March 31, 2017	$12.60	$11.20
Quarter ended December 31, 2016	$11.25	$11.00
Quarter ended September 30, 2016	$11.00	$10.80
Quarter ended June 30, 2016	$11.35	$11.00
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
Dividend payments by Best Hometown Bancorp, Inc. are dependent primarily on dividends it receives from Best Hometown Bank, because Best Hometown Bancorp, Inc. has no source of income other than dividends from Best Hometown Bank, earnings from the investments by Best Hometown Bancorp, Inc. and interest payments with respect to its loan to the Employee Stock Ownership Plan. Best Hometown Bank is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. In addition, if a banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements, it will be prohibited from making capital distributions. The capital conservation buffer requirement began being phased in on January 1, 2017 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% on January 1, 2019. For information concerning additional federal laws and regulations regarding the ability of Best Hometown Bank to make capital distributions, including the payment of dividends to Best Hometown Bancorp, Inc., see “Supervision and Regulation  —  Federal Banking Regulation” and “— Holding Company Regulation.”
Equity Compensation Plans.   At December 31, 2018, there were no compensation plans under which equity securities of Best Hometown Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan and the Equity Incentive Plan. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Issuer Repurchases.   There were no repurchases of the Company’s stock from the date of conversion to December 31, 2018.
Sales of Unregistered Securities.   During the year ended December 31, 2018, we did not offer or sell any unregistered securities.
ITEM 6.
Selected Financial Data

	At December 31,
	2018	2017
	(In thousands)
Financial Condition Data:
Total Assets	$109,375	$110,293
Cash and cash equivalents	3,239	5,190
Restricted equity securities	338	405
Available-for-sale securities	12,841	16,211
Loans, net	85,646	81,128
Premises and equipment, net	3,120	3,312
Bank owned life insurance	3,584	3,482
Real estate owned, net	81	81
Deposits	90,407	86,826
Federal Home Loan Bank (“FLB”) advances	5,500	9,000
Accrued expenses and other liabilities	1,111	2,004
Total equity	12,244	12,386
Operating Data:
Interest and dividend income	$3,996	$3,836
Interest expense	1,405	1,254
Net interest income	2,591	2,582
Provision for loan losses	—	—
Net interest income after provision for loan losses	2,591	2,582
Noninterest income	250	164
Noninterest expense	3,850	3,231
Loss before income tax expense	(1,009)	(485)
Income tax expense	—	49
Net loss	$(1,009)	$(534)

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
Our business consists primarily of taking retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, typically FHLB borrowings, in loans. Our primary lending activity includes one- to four-family residential real estate loans, including non-owner occupied one- to four-family real estate loans, commercial and multi-family real estate loans and construction and land loans. We also make commercial business loans and consumer loans, including home equity loans and lines of credit. We also invest in securities, which at December 31, 2018, consisted of securities issued by U.S. government-sponsored enterprises and U.S. government agencies. At December 31, 2018, we had total assets of $109.4 million, total deposits of $90.4 million and total equity of $12.2 million.
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
•
Continue to Focus on Increasing Short-term Commercial and Multi-family Real Estate Lending.   We have and will continue to emphasize lending in commercial real estate and multi-family real estate properties. Our goal is to maximize our loan portfolio yield and limit our exposure to interest rate risk by shifting our lending efforts away from owner occupied one-to four-family residential real estate loans with 30 year terms. Our shift in focus is evidenced by the $2.9 million, or 12.1%, increase in commercial and multi-family real estate loans to $26.7 million at December 31, 2018 from $23.8 million at December 31, 2017 and the $3.5 million, or (7.8)%, decrease in owner occupied one-to four-family loans to $41.2 million at December 31, 2018 from $44.7 million at December 31, 2017.

•
Maintain a Modest Portfolio of Commercial Business Loans.   Consistent with our strategy to increase our loan portfolio yield and earnings, we are continuing to maintain a modest portfolio of commercial business loans. These loans have higher yields but also involve more credit risk as repayment of commercial business loans is primarily contingent upon the success of the business. Commercial business loans at December 31, 2018 were $2.6 million compared to $2.0 million at December 31, 2017.

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

•
Adhere to Conservative Underwriting Guidelines to Maintain Strong Asset Quality.   We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our nonperforming assets totaled $246,000, or 0.22% of total assets at December 31, 2018. Our total nonperforming loans to total gross loans ratio was 0.19% at December 31, 2018. Total loan delinquencies, 30 days or more past due, as of December 31, 2018, were $856,000, or 1.0% of total gross loans.

Comparison of Financial Condition at December 31, 2018 and 2017
Our total assets decreased by $918,000, or (0.83)%, to $109.4 million at December 31, 2018 from $110.3 million at December 31, 2017. The decrease in total assets is primarily due to cash and available-for-sale securities decrease of  $1.9 million and $3.4 million, respectively as well as an increase of $4.5 million in net loans during 2018. The decrease in cash was offset partially by a $3.5 million, or (38.9)%, decrease in FHLB advances to $5.5 million at December 31, 2018 from $9.0 million at December 31, 2017. The decrease in available-for-sale securities and cash and cash equivalents is also reflective of our loan growth since December 31, 2017.
Gross loans increased by $4.5 million, or 5.5%, to $86.9 million at December 31, 2018 from $82.3 million at December 31, 2017. All of our loan portfolio segments increased except for our one-to four-family owner occupied loans, which decreased by $3.5 million. Our one-to four-family non-owner occupied loans increased by $4.1 million. Combined, our one-to four-family loans increased by $635,000. The one-to four-family non-owner occupied loans was the largest increase in 2018. The decrease in one-to four-family loans and increases in other loan portfolios, particularly our commercial and multi-family real estate portfolio, reflect our strategy of focusing our lending efforts more on commercial lending and an increase in demand for these types of loans during 2018.
Securities available for sale decreased by $3.4 million, or (20.8)%, to $12.8 million at December 31, 2018 from $16.2 million at December 31, 2017. The decrease is attributable to principle pay downs of mortgage-backed securities during the year ended December 31, 2018.
Real estate owned, remained at $81,000 at December 31, 2018. During 2018, there were two foreclosures that resulted in $38,000 addition to other real estate owned. Those properties were subsequently sold in 2018 also.
Our total deposits increased to $90.4 million at December 31, 2018 from $86.8 million at December 31, 2017. The majority of the $3.6 million decrease in our deposits was in interest-bearing deposits, which increased by $3.9 million, or 4.8%, to $85.7 million at December 31, 2018 from $81.7 million at December 31, 2017. The increase in our interest-bearing deposits is a reflection of higher-rate certificates of deposit that depositors are moving funds into the market for higher returns.
FHLB advances decreased to $5.5 million at December 31, 2018 from $9.0 million at December 31, 2017. The decrease in FHLB advances reflects the increase in deposits that allowed for the payoffs.
Shareholders’ equity decreased by $142,000, or (1.2)%, to $12.2 million at December 31, 2018 from $12.4 million at December 31, 2017. The decrease in shareholders’ equity reflects our net loss of  $1,009,000 for year ended December 31, 2018 and an increase in net unrealized losses of  $100,000 in available-for-sale securities, offset by a decrease in the unrealized losses associated with our defined benefit and postretirement medical plans of  $963,000. Additionally, the vesting of employee stock ownership plan shares resulted in an increase of  $33,000 in shareholders’ equity for the year ended December 31, 2018.
Comparison of Operating Results for the Years Ended December 31, 2018 and 2017
General.   Our net loss increased by $475,000, or 89.0%, to $1,009,000 for the year ended December 31, 2018 from a net loss of  $534,000 for the year ended December 31, 2017. Of the increase, $619,000 was an increase in non-interest expense and primarily was attributable to the settlement expense recognized as a result of the payout completed on the defined benefit plan, which was partially offset by the increase in net interest income of  $9,000 as well as an increase in non-interest income of  $86,000. The remaining $49,000 is related to the 2017 income tax expense that was recognized, in 2018 there was no income tax expense.
Interest Income.   Interest income increased to $4.0 million for the year ended December 31, 2018 from $3.8 million for the year ended December 31, 2017. The increase was the result of a decrease in the average balance of interest-earning assets offset partially by an increase in the yield on interest-earning assets. The average balance of interest-earning assets decreased to $101.9 million for the year ended December 31, 2018 from $104.7 million for the year ended December 31, 2017. The average yield on interest-earning assets increased to 3.87% for the year ended December 31, 2018 from 3.67% for the year ended December 31, 2017.
Interest income on loans increased by $228,000, or 6.6%, to $3.7 million for the year ended December 31, 2018. The increase reflected an increase in the average balance of loans to $84.8 million for the year ended December 31, 2018 from $79.8 million for the year ended December 31, 2017. The increase in interest income on loans as a result of the increase in the average balance of loans was offset partially by the decrease in the yield on loans to 4.27% for the year ended December 31, 2018 from 4.32% for the year ended December 31, 2017. The decrease in the yield on loans was primarily attributed to the decrease in yield on commercial and multi-family loans due to a competitive lending environment in our market area. We also decreased the average balance of higher rate one-to four-family owner occupied loans as we shifted our focus away from this segment of our portfolio during 2018.
Interest income on investment securities decreased by $93,000, or (25.8)%, to $268,000 for the year ended December 31, 2018 from $361,000 for the year ended December 31, 2017, reflecting both an decrease of  $8.1 million, or (36.0)%, in the average balances of securities to $14.4 million from $22.5 million for the years ended December 31, 2018 and 2017, respectively, and an increase in the yield on securities to 1.83% from 1.61% for the same periods. The higher average yield on investment securities in 2018 reflects the slowing of mortgage backed securities prepayments, which in 2017 increased the amortization of investment premiums and thus reduced the overall investment yield.
Interest Expense.   Interest expense for the year ended December 31, 2018 was $1.4 million, an increase of  $151,000, or 12.1%, from $1.2 million for the prior year ended December 31, 2017.
Interest expense on checking and savings accounts remained steady at $9,000 for the year ended December 31, 2018 as it was for the year ended December 31, 2017.
Interest expense on money market deposits increased by $13,000, or 19.1%, to $81,000 for the year ended December 31, 2018 from $68,000 for the year ended December 31, 2017 as the average cost of these deposits increased by 17 basis points from 0.48% for the year ended December 31, 2017 to 0.65% for the year ended December 31, 2018, and the average balance of money market deposits decreased from $14.2 million to $12.5 million for the same periods. The decreases in money market deposits reflect the movement of funds into higher yielding investments.
Interest expense on certificates of deposit increased by $94,000, or 9.5%, to $1.1 million for the year ended December 31, 2018 from $993,000 for the year ended December 31, 2017. The average balance of our certificates of deposit decreased by $565,000, or (0.92)%, to $61.0 million for the year ended December 31, 2018 from $61.5 million for the year ended December 31, 2017. The average cost of our deposits increased by 17 basis points to 1.78% from 1.61% for the same periods. The decrease in the average balances of our deposits reflects depositors moving deposits into other higher yielding investments.

Interest expense on FHLB advances increased by $44,000, or 23.8%, to $228,000 for the year ended December 31, 2018 from $184,000 for the year ended December 31, 2017. The increase in FHLB interest expense reflects the increase in the average cost of FHLB advances by 14 basis points, which is the result of maturities and refinancing of higher rate advances during the year ended December 31, 2018. The average balance of advances increased by $1.4 million, or 15.7%, to $10.2 million for the year ended December 31, 2018 from $8.8 million for the year ended December 31, 2017.
Net Interest Income.   Net interest income increased slightly by $9,000, or 0.3%, to $2.6 million for the year ended December 31, 2018 the same for the year ended December 31, 2017. Net interest margin for the year ended December 31, 2018 was 2.54% as compared to 2.46% for the year ended December 31, 2017. Net interest spread remained the same at 2.33% for year ended December 31, 2018 and as compared to 2.32% for year ended December 31, 2017. The increase in net interest margin reflects the increase in our net income while a decrease in interest earning assets.
Provision for Loan Losses.   We recorded no provision for loan loss for the years ended December 31, 2018 and 2017. Our loan portfolio continues to exhibit solid loan quality. At December 31, 2018, our total nonperforming loans were $165,000 compared to $136,000 at December 31, 2017. We recognized a net charge-off for the year ended December 31, 2018 of  $10,000 compared to net recovery of  $1,000 for the year ended December 31, 2017.
Our total allowance for loan losses was 1.39% of total gross loans at December 31, 2018 as compared to 1.48% at December 31, 2017. We had no allowance for specifically identified impaired loans at December 31, 2018 or December 31, 2017. We generally charge off identified impairments on impaired loans to the allowance for loan losses to a net realizable value. The remaining portion of our allowance consists of the general valuation allowance of  $1.2 million. We do maintain an unallocated portion in our general allowance that we believe represents those probable incurred losses within our loan portfolio not specifically identified with any particular portfolio segment. We believe that with our increased emphasis on commercial lending as opposed to mortgage lending there are inherent credit risks that we have not yet quantified through historical experience. The unallocated portion of our allowance at December 31, 2018 was $74,000 as compared to $88,000 at December 31, 2017.
We used the same methodology in assessing the allowances for both 2018 and 2017. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the years ended December 31, 2018 and 2017.
Noninterest Income.   For the year ended December 31, 2018, noninterest income increased by $86,000, or 52.4% to $250,000 from $164,000 for the year ended December 31, 2017. This increase is attributed to year ended December 31, 2017 included a loss on sale of securities of  $49,000 which 2018 had no loss on sale of securities, as well as increases in income on bank owned life insurance of  $20,000 and a gain on sale of other real estate for $13,000 for year ended December 31, 2018.
Noninterest Expense.   Noninterest expense increased by $619,000, or 19.2%, to $3.9 million for the year ended December 31, 2018 from $3.2 million for the year ended December 31, 2017. The increase was largely due to increases in salaries and employee benefits, data processing fees, other real estate owned expense and other non-interest expense. Salary and employee benefits increased by $539,000, or 33.2%, to $2.2 million for the year ended December 31, 2018 from $1.6 million for the year ended December 31, 2017. The increase reflects a settlement charge for a payout on the defined benefit plan. Data processing expenses increased by $119,000, or 54.8%, to $336,000 for the year ended December 31, 2018 from $217,000 for the year ended December 31, 2017. This increase was primarily due to the reclassification of expenses in 2018. These expenses were Fiserv item processing invoices that in 2017 were expensed to outside services expense and in 2018 they were reclassified to be expensed through data processing. Other real estate owned expenses increased by $13,000, or 81.3%, to $29,000 for year ended December 31, 2018 from $16,000 for the year ended December 31, 2017. This increase was due to more activity in other real estate owned in year ended December 31, 2018 as compared to December 31, 2017. Other non-interest expense increased by $54,000, or 23.4%, to $285,000 for the year ended December 31, 2018 from $231,000 for the year ended December 31, 2017. The increase primarily reflects a $30,000 accrual for contract negotiation as well as fraud losses and account/reclamation write-offs. These increases were partially offset by decreases in professional and supervisory fees decrease by $104,000, or (20.0)%, to $415,000 for the year ended December 31, 2018 from $519,000 for the year ended December 31, 2017. This decrease was due to the reclassification of expenses in 2018.
Income Tax Expense.   We recorded no provision for income taxes for the year ended December 31, 2018 as compared to $49,000 for the year ended December 31, 2017. The December 31, 2017 provision was related to the change in our federal corporate income tax rate of 34% to 21% as a result of the Tax Cuts and Jobs Act of 2017. The change in our net deferred tax assets associated with the unrealized losses on our investment securities as a result of the tax reduction was recorded as income tax expense. All other changes in our net deferred tax assets from the corporate minimum income tax rate reduction were offset by changes in our valuation allowance. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available-for-sale securities. The valuation allowance was based upon our cumulative operating losses in recent years.
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
	Year to Date
	December 31, 2018			December 31, 2017
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$84,799	$3,667	4.27%	$79,825	$3,439	4.32%
Investment securities	14,407	268	1.83	22,512	361	1.61
Interest-bearing deposits	2,721	61	2.24	2,357	36	1.53
Total interest-earning assets	101,927	3,996	3.87	104,694	3,836	3.67
Noninterest-earning assets	7,735			7,668
Total assets	$109,662			$112,362
Liabilities and equity:
Interest-bearing liabilities:
Checking accounts	$411	$4	0.99%	$443	$4	0.90%
Savings accounts	6,828	5	0.07	7,488	5	0.07
Money market accounts	12,518	81	0.65	14,175	68	0.48
Certificates of deposit	60,991	1,087	1.78	61,556	993	1.61
Total interest-bearing deposits	80,748	1,177	1.46	83,662	1,070	1.28
FHLB advances	10,164	228	2.24	8,786	184	2.09
Total interest-bearing liabilities	90,912	1,405	1.54	92,448	1,254	1.36
Noninterest bearing deposits	5,813			6,285
Other noninterest-bearing liabilities	1,792			2,289
Total liabilities	98,517			101,022
Equity	11,145			11,340
Total liabilities and equity	$109,662			$112,362
Net interest income		$2,591			$2,582
Interest rate spread			2.34%			2.32%
Net interest margin			2.54%			2.46%
Average interest-earning assets to average interest-bearing liabilities	1.12x			1.13x

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
	Year Ended December 31, 2018 Compared to 2017
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans	$263	$(35)	$228
Investment securities	(126)	33	(93)
Other interest-earning assets	6	19	25
Total	143	17	160
Interest expense:
Deposits	(5)	112	108
FHLB advances	28	15	44
Total	24	128	151
Increase in net interest income	$119	$(110)	$9

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
The tables below set forth, at December 31, 2018, the estimated changes in our net portfolio value that would result from the designated instantaneous changes across the United States Treasury yield curve based on information produced by a third party consultant. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for Best Hometown Bank only and does not include any yield curve changes in the assets of Best Hometown Bancorp.
	Net Portfolio Value per Model	Dollar Change from Base	Percentage Change from Base	Percentage total of Market Value of Assets
Up 300 basis points	$5,836	$(3,072)	(34.5)%	5.5%
Up 200 basis points	6,867	(2,041)	(22.9)	6.5
Up 100 basis points	7,886	(1,022)	(11.5)	7.5
Base	8,908	—	—	8.4
Down 100 basis points	9,720	812	9.1	9.2
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
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank, and repayments, maturities and calls of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2018.
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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $3.2 million.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.
At December 31, 2018, we had $2.0 million in loan commitments and unused lines of credit. Certificates of deposit due within one year of December 31, 2018 are $24.1 million, or 26.4% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018.
It is our intention as we grow our commercial and multi-family real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace our higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates we offer. Our primary investing activity is originating loans. During the years ended December 31, 2018 and December 31, 2017 we originated $18.1 million and $19.5 million of loans, respectively.
Financing activities consist primarily of activity in deposit accounts and to a lesser extent FHLB advances. We had a net increase of  $3.6 million and a net decrease of  $1.7 million in deposits for the years ended December 31, 2018 and 2017, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds. Our FHLB advances totaled $5.5 million at December 31, 2018. At December 31, 2018, we had the ability to borrow up to an additional $44.5 million from the FHLB, subject to pledging additional collateral. We also have an unused open line of credit at The Independent BankersBank that would allow us to borrow up to $2.5 million at December 31, 2018.
We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018, the Company exceeded all regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision — Federal Banking Regulation — Capital Requirements” and Note 11 — Regulatory Capital of the Notes to our Consolidated Financial Statements.
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
For the year ended December 31, 2018, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.
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

ITEM 8.
Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Best Hometown Bancorp, Inc.
Collinsville, Illinois
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Best Hometown Bancorp, Inc. (Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years then ended and the related notes collectively referred to as the “financial statements”. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Indianapolis, Indiana
March 28, 2019

BEST HOMETOWN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$1,289	$1,331
Interest-earning deposits in banks	1,950	3,859
Total cash and cash equivalents	3,239	5,190
Available-for-sale securities	12,841	16,211
Loans	86,851	82,343
Allowance for loan losses	(1,205)	(1,215)
Net loans	85,646	81,128
Premises and equipment, net	3,120	3,312
Bank owned life insurance	3,584	3,482
Real estate owned, net	81	81
Accrued interest receivable
Investment securities	41	249
Loans receivable	273	51
Deferred tax asset	107	80
Restricted equity securities	338	405
Other assets	105	104
Total assets	$109,375	$110,293
LIABILITIES
Deposits
Noninterest-bearing	$4,715	$5,082
Interest-bearing	85,692	81,744
Total deposits	90,407	86,826
Federal Home Loan Bank (“FHLB”) advances	5,500	9,000
Accrued defined benefit pension and postretirement plans	827	1,785
Other liabilities	284	219
Total liabilities	97,018	97,830
Commitments and contingencies
Redeemable common stock held by ESOP plan	113	77
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 826,208 shares issued and outstanding	8	8
Additional paid-in capital	6,854	6,847
Retained earnings – substantially restricted	7,087	8,096
Unearned Employee Stock Ownership Plan (“ESOP”) common stock, 56,356 and 59,539 shares	(562)	(595)
Accumulated other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale securities	(402)	(302)
Net unrealized losses on defined benefit pension plan and postretirement medical plans, net	(628)	(1,591)
Total accumulated other comprehensive loss, net of tax	(1,030)	(1,893)
Less maximum cash obligation related to ESOP shares	(113)	(77)
Total shareholders’ equity	12,244	12,386
Total liabilities and shareholders’ equity	$109,375	$110,293

See accompanying notes to the consolidated financial statements

BEST HOMETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
	Years Ended December 31,
	2018	2017
Interest income:
Loans receivable	$3,667	$3,439
Investment securities, taxable	268	361
Other interest-earning assets	61	36
Total interest income	3,996	3,836
Interest expense:
Deposits	1,177	1,070
Advances from FHLB	228	184
Total interest expense	1,405	1,254
Net interest income	2,591	2,582
Provision for loan losses	—	—
Net interest income after provision for loan losses	2,591	2,582
Noninterest income:
Service charges on deposit accounts	89	96
Income on bank owned life insurance	102	82
Gain (loss) on sales of securities	—	(49)
Gain on sale of real estate owned	14	1
Other	45	34
Total noninterest income	250	164
Noninterest expense:
Salaries and employee benefits	2,164	1,625
Occupancy and equipment	485	477
Data processing	336	217
Professional and supervisory fees	415	519
Office expense	52	55
Advertising	56	57
FDIC deposit insurance	28	34
Provision for real estate owned and related expenses	29	16
Other	285	231
Total noninterest expense	3,850	3,231
Loss before income taxes	(1,009)	(485)
Income tax expense	—	49
Net loss	$(1,009)	$(534)
Basic net loss per share	$(1.31)	$(0.70)

See accompanying notes to the consolidated financial statements

BEST HOMETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share data)
	Years Ended December 31,
	2018	2017
Net loss	$(1,009)	$(534)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gain (loss) arising during the period	(125)	$(26)
Reclassification adjustment for gains (losses) included in net income	—	49
Tax effect	25	(7)
Net of tax	(100)	16
Defined benefit pension and post retirement medical plans:
Net gain arising during the period on plans, including plan amendments	313	43
Reclassification adjustment for settlement portion of accumulated benefit obligation	561	—
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net periodic pension cost	89	98
Tax effect	—	—
Net of tax	963	141
Total other comprehensive income	863	157
Comprehensive loss	$(146)	$(377)

See accompanying notes to the consolidated financial statements

BEST HOMETOWN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Net Unrealized Losses On Available-for-sale Securities, Net	Net Unrealized Losses On Defined Benefit Pension and Postretirement Medical Plans, Net	Maximum Cash Obligation Related to ESOP Shares	Total
Balance at December 31, 2016	$8	$6,839	$8,330	$(628)	$(269)	$(1,481)	$(41)	$12,758
Net loss	—	—	(534)	—	—	—	—	(534)
Other comprehensive income	—	—	—	—	16	141	—	157
ESOP shares earned	—	8	—	33	—	—	—	41
Change related to ESOP shares cash obligation	—	—	—	—			(36)	(36)
Reclassification of certain tax effects(1)	—	—	300		(49)	(251)	—	—
Balance at December 31, 2017	$8	$6,847	$8,096	$(595)	$(302)	$(1,591)	$(77)	$12,386
Net loss	—	—	(1,009)	—	—	—	—	(1,009)
Other comprehensive income	—	—	—	—	(100)	963	—	863
ESOP shares earned	—	7	—	33	—	—	—	40
Change related to ESOP shares cash obligation	—	—	—	—	—	—	(36)	(36)
Balance at December 31, 2018	$8	$6,854	$7,087	$(562)	$(402)	$(628)	$(113)	$12,244

(1)
Reclassification of disproportionate tax effects resulting from the Tax Cuts and Jobs Act of 2017 pursuant to ASU 2018-02.

See accompanying notes to the consolidated financial statements

BEST HOMETOWN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)
	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,009)	$(534)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, net	502	705
Income on bank owned life insurance	(102)	(82)
Net (gain) loss on sale of real estate owned	(14)	(1)
Loss on sales of securities	—	49
ESOP compensation expense	40	41
Deferred income taxes	—	51
Proceeds from loans held for sale	1,488	479
Originations of loans held for sale	(1,466)	(474)
Gain on sale of loans	(22)	(5)
Net change in operating assets and liabilities:
Accrued interest receivable	(14)	18
Accrued interest payable	—	(1)
Other	93	21
Net cash provided by (used in) operating activities	(504)	267
Cash flows from investing activities:
Loan originations and repayments, net	(4,556)	(7,027)
Purchases of available-for-sale securities	—	(1,813)
Proceeeds from maturities, paydowns and calls of available-for-sale securities	2,976	5,010
Proceeds from sales of available-for-sale securities	—	5,305
Purchase of bank owned life insurance	—	(3,400)
Redemptions of FHLB stock, net	67	432
Purchases of premises and equipment	(43)	(430)
Proceeds from sale of foreclosed real estate	28	32
Net cash used in investing activities	(1,528)	(1,891)
Cash flows from financing activities:
Net change in deposits	3,581	(1,645)
Borrowings of FHLB advances	19,500	3,000
Repayments of FHLB advances	(23,000)	—
Net cash provided by financing activities	81	1,355
Change in cash and cash equivalents	(1,951)	(269)
Cash and cash equivalents at beginning of period	5,190	5,459
Cash and cash equivalents at end of period	$3,239	$5,190
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits	$1,177	$1,070
Interest on advances from FHLB	228	185
Real estate acquired in settlement of loans	$38	$113
Loans made to finance sales of foreclosed assets	$—	$—
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
The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance for up to $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits, and management believes the risk of loss is not significant. As of December 31, 2018, the amount in excess of FDIC insured limits was approximately $2.3 million.
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
Effective December 31, 2017, the Company elected to apply the provisions of ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As a result, the Company reclassified $300 from AOCI to retained earnings at December 31, 2017.
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
New Accounting Standards:
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March and April 2016, the FASB issued final amendments (ASU 2016-08 and ASU 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. In May 2016, the FASB issued final amendments (ASU-11) to clarify guidance related to collectability, noncash considerations, presentation of sales tax, and transition. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. This new guidance will not have a material effect on the consolidated financial statements. This will be effective for year-end December 31, 2019.
On January 6, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The portion of the ASU 2016-01 that is likely to have an effect on our financial statements and disclosures relates a clarification of accounting standards with respect to deferred tax assets arising from unrealized

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

losses on available-for-sale securities. This ASU 2016-01 requires an entity to evaluate the need for a valuation allowance on a deferred tax assets related to available-for-sale securities in combination with the entity’s other deferred tax assets. As an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within years beginning after December 15, 2019. The Company does not believe that this new guidance will have a material effect on the consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments. The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.
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
As an emerging growth company, ASU 2016-13 is effective, for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years beginning after December 15, 2021. The Company is currently working with its core data processor in compiling the necessary loan data to comply with the ASU, and we have not completed our evaluation of the effects of implementing this ASU will have on our allowance, our financial statements and disclosures.
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

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt.” This ASU applies to all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The ASU requires the premium to be amortized to the earliest call date, not the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. As an emerging growth company, ASU 2017-08 is effective as to the Company for years beginning after December 15, 2019 and interim periods within years beginning after December 15, 2020. Early adoption is permitted. Management is still in the process of evaluating the impact of adopting this guidance, but does not expect the ASU to have a material effect on the Company’s financial position or results of operations.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of H.R. 1, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes. The Company’s financial results reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company has completed the accounting for the Tax Act and no further adjustments were required.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the reduction of the federal corporate income tax rate pursuant to enactment of the Tax Act. The guidance is required to be applied retrospectively to each period (or periods) in which the effect of the change in the federal corporate income tax rate is recognized. The Company early adopted this standard effective December 31, 2017 and reclassified $300 from AOCI to retained earnings due to the re-measuring from 35% to 21% the federal deferred taxes on the accumulated other comprehensive income components related to available for sale securities, and the defined benefit and postretirement medical plans.
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

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 2 — EARNINGS PER SHARE (“EPS”) (Continued)

	Years Ended
	December 31, 2018	December 31, 2017
Loss per share
Net loss	$(1,009)	$(534)
Weighted average common shares outstanding	826,208	826,208
Less: average unearned ESOP shares	(57,948)	(61,192)
Weighted average common shares outstanding	768,260	765,016
Basic loss per share	$(1.31)	$(0.70)

Given a net loss for the year ended December 31, 2018 and 2017, only basic loss per share is applicable.
NOTE 3 — AVAILABLE FOR SALE SECURITIES
Debt and mortgage-backed securities have been classified in the consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at December 31, 2018 and December 31, 2017 are as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Debt securities:
U.S. Government agency SBAP security	$586	$—	$(21)	$565
U.S. Government agency mortgage-backed securities – residential	12,763	—	(487)	12,276
	$13,349	$—	$(508)	$12,841

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Debt securities:
U.S. Government agency SBAP security	$786	$—	$(24)	$762
U.S. Government agency mortgage-backed securities – residential	15,808	—	(359)	15,449
Total	$16,594	$—	$(383)	$16,211

As of December 31, 2018, and 2017, no securities were pledged for public deposits.
The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at December 31, 2018 and December 31, 2017. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 3 — AVAILABLE FOR SALE SECURITIES (Continued)

	Less than 12 Months			12 Months or Longer			Total
	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
December 31, 2018
U.S. Government agency SBAP security	$—	$—	0	$565	$(21)	1	$565	$(21)	1
U.S. Government agency mortgage-backed securities – residential	—	—	—	12,276	(487)	27	12,276	(487)	27
	$—	$—	—	$12,841	$(508)	28	$12,841	$(508)	28

	Less than 12 Months			12 Months or Longer			Total
	Fair Value	Unrealized loss	Number in Unrealized Loss(1)	Market Value	Unrealized loss	Number in Unrealized Loss(1)	Fair Value	Unrealized Loss	Number in Unrealized Loss(1)
December 31, 2017
U.S. Government agency bonds	$—	$—	—	$762	$(24)	1	$762	$(24)	1
U.S. Government agency mortgage-backed securities – residential	1,607	(15)	3	13,842	(344)	24	15,449	(359)	27
Total	$1,607	$(15)	3	$14,604	$(368)	25	$16,211	$(383)	28

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
Total fair value securities with unrealized losses at December 31, 2018 and 2017, was $12,841 and $16,211, which is 100% of the Company’s available for sale securities. None of the unrealized losses at December 31, 2018 were recognized into net income for the year ended December 31, 2018 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at December 31, 2017 were recognized as having OTTI during the year ended December 31, 2018.
Because the actual cash flows for mortgage-backed securities and SBAP security may differ from their contractual maturities, a maturity table is not shown.
The following table presents the gross proceeds from sales of securities available-for-sale and gains or losses recognized for the years ended December 31, 2018 and 2017:

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 3 — AVAILABLE FOR SALE SECURITIES (Continued)

	Years Ended
	December 31, 2018	December 31, 2017
Available-for-sale:
Proceeds	$—	$5,305
Gross gains	—	—
Gross losses	—	(49)
NOTE 4 — LOANS
The components of loans at December 31, 2018 and December 31, 2017 were as follows:
	December 31, 2018	December 31, 2017
Real estate loans:
One-to four-family, owner occupied	$41,159	$44,660
One-to four-family, non-owner occupied	10,787	6,651
Commercial and multi-family	26,664	23,790
Construction and land	3,598	3,619
Commercial business loans	2,587	2,048
Consumer loans	2,031	1,584
	$86,826	$82,352
Net deferred loan fees	25	(9)
Total	$86,851	$82,343

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2018 and 2017 by portfolio segment:
	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Year Ended December 31, 2018
Real estate loans:
One-to-four family, owner occupied	$525	$(86)	$(28)	$12	$423
One-to-four family, non-owner occupied	81	52	—	6	139
Commercial and multi-family	407	24	—	—	431
Construction and land	34	—	—	—	34
Commercial business loans	41	11	—	—	52
Consumer loans	39	13	—	—	52
Unallocated	88	(14)	—	—	74
	$1,215	$—	$(28)	$18	$1,205

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Years Ended December 31, 2017
Real estate loans:
One-to-four family, owner occupied	$657	$(140)	$(34)	$42	$525
One-to-four family, non-owner occupied	113	(17)	(19)	4	81
Commercial and multi-family	309	98	—	—	407
Construction and land	42	(16)	—	8	34
Commercial business loans	18	23	—	—	41
Consumer loans	26	13	—	—	39
Unallocated	49	39	—	—	88
	$1,214	$—	$(53)	$54	$1,215

The following tables present the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at December 31, 2018 and December 31, 2017:
	Ending Allowance on Loans			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2018
Real estate loans:
One-to four-family, owner occupied	$—	$423	$423	$543	$40,616	$41,159
One-to four-family, non-owner occupied	—	139	139	75	10,712	10,787
Commercial and multi-family	—	431	431	—	26,664	26,664
Construction and land	—	34	34	13	3,585	3,598
Commercial business loans	—	52	52	—	2,587	2,587
Consumer loans	—	52	52	—	2,031	2,031
Unallocated	—	74	74	—	—	—
	$—	$1,205	$1,205	$631	$86,195	$86,826

	Ending Allowance on Loans			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated Impairment	Collectively Evaluated Impairment	Total
December 31, 2017
Real estate loans:
One-to four-family, owner occupied	$—	$525	$525	$635	$44,025	$44,660
One-to four-family, non-owner occupied	—	81	81	116	6,535	6,651
Commercial and multi-family	—	407	407	—	23,790	23,790
Construction and land	—	34	34	13	3,606	3,619
Commercial business loans	—	41	41	—	2,048	2,048
Consumer loans	—	39	39	—	1,584	1,584
Unallocated	—	88	88	—	—	—
	$—	$1,215	$1,215	$764	$81,588	$82,352

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
The tables below present loans that were individually evaluated for impairment by portfolio segment at December 31, 2018 and December 31, 2017.
	December 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$698	$543	$—	$800	$635	$—
One-to four-family, non-owner occupied	99	75	—	153	116	—
Commercial and multi-family	—	—	—	—	—	—
Construction and land	13	13	—	13	13	—
Commercial business loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$810	$631	$—	$966	$764	$—
With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$—	$—	$—	$—	$—	$—
One-to four-family, non-owner occupied	—	—	—	—	—	—
Commercial and multi-family	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
Totals:
Real estate loans	$810	$631	$—	$966	$764	$—
Commercial loans	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	—	—
Total	$810	$631	$—	$966	$764	$—

Generally, impaired loans with identified losses are reduced to their net realizable value by a partial charge-off of amounts determined to be uncollectible. When impairments on impaired loans are not charged off, a specific allowance is recorded. The Company believes no further allowance for loan losses were necessary at December 31, 2018 and December 31, 2017.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

The tables below present the average recorded investment in loans and interest income recognized on loans that were individually evaluated for impairment by portfolio segment at December 31, 2018 and December 31, 2017:
Years Ended
	December 31, 2018		December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$708	$40	$811	$42
One-to four-family, non-owner occupied	100	5	154	8
Commercial and multi-family	—	—	—	—
Construction and land	13	1	13	1
Commercial business loans	—	—	—	—
Consumer loans	—	—	—	—
Total	$821	$46	$978	$51
With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$—	$—	$—	$—
One-to four-family, non-owner occupied	—	—	—	—
Commercial and multi-family	—	—	—	—
Construction and land	—	—	—	—
Commercial business loans	—	—	—	—
Consumer loans	—	—	—	—
Total	$—	$—	$—	$—
Totals:
Real estate loans	$821	$46	$978	$51
Commercial business loans	—	—	—	—
Consumer and other loans	—	—	—	—
Total	$821	$46	$978	$51

There were no loans modified as troubled debt restructurings during the years December 31, 2018 and 2017. At December 31, 2018 there was one residential real estate loan in the process of foreclosure, and at December 31, 2017 there were no residential real estate loans in the process of foreclosure. The loans foreclosed in 2018 were residential real estate loans.

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
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
December 31, 2018
Real estate loans:
One-to four-family, owner occupied	$339	$207	$71	$40,542	$41,159	$71	$—
One-to four-family, non-owner occupied	24	—	—	10,763	10,787	—	—
Commercial and multi-family	189	—	—	26,475	26,664	—	—
Construction and land	—	—	—	3,598	3,598	13	—
Commercial business loans	—	—	—	2,587	2,587	—	—
Consumer loans	26	—	—	2,005	2,031	—	—
	$578	$207	$71	$85,970	$86,826	$84	$—

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
December 31, 2017
Real estate loans:
One-to four-family, owner occupied	$620	$93	$—	$43,947	$44,660	$—	$—
One-to four-family, non-owner occupied	24	—	39	6,588	6,651	—	39
Commercial and multi-family	—	—	—	23,790	23,790	—	—
Construction and land	—	—	—	3,619	3,619	13	—
Commercial business loans	—	—	—	2,048	2,048	—	—
Consumer loans	—	—	—	1,584	1,584	—	—
	$644	$93	$39	$81,576	$82,352	$13	$39

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

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 4 — LOANS (Continued)

The following tables present total loans by risk grade and portfolio segment at December 31, 2018 and December 31, 2017:
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2018
Real estate loans:
One-to four-family, owner occupied	$39,433	$350	$102	$1,274	$—	$—	$41,159
One-to four-family, non-owner occupied	10,457	—	254	76	—	—	10,787
Commercial and multi-family	26,664	—	—	—	—	—	26,664
Construction and land	3,386	—	200	12	—	—	3,598
Commercial business loans	2,353	—	234	—	—	—	2,587
Consumer loans	2,026	—	5	—	—	—	2,031
	$84,319	$350	$795	$1,362	$—	$—	$86,826

	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2017
Real estate loans:
One-to four-family, owner occupied	$42,482	$740	$146	$1,292	$—	$—	$44,660
One-to four-family, non-owner occupied	6,535	—	—	116	—	—	6,651
Commercial and multi-family	23,790	—	—	—	—	—	23,790
Construction and land	3,438	168	—	13	—	—	3,619
Commercial business loans	1,844	—	204	—	—	—	2,048
Consumer loans	1,584	—	—	—	—	—	1,584
	$79,673	$908	$350	$1,421	$—	$—	$82,352

Loans to principal officers, directors and affiliates for the year ended December 31, 2018 and 2017 were as follows:
	December 31, 2018	December 31, 2017
Balance, beginning of year	$1,982	$2,044
New loans	32	141
Resignation of director	—	—
Repayments	(56)	(203)
Balance, end of year	$1,958	$1,982

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 5 — PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2018 and 2017 were as follows:
	December 31, 2018	December 31, 2017
Land	$661	$661
Buildings and improvements	4,318	4,290
Furniture, fixtures and equipment	359	352
Computer software	19	27
	5,357	5,330
Less: accumulated depreciation	(2,237)	(2,018)
Total	$3,120	$3,312

Depreciation expense for the years ended December 31, 2018 and 2017 was $235 and $247, respectively.
NOTE 6 — DEPOSITS
Time deposits that meet or exceed the FDIC Insurance limit of  $250,000 at December 31, 2018 and 2017 were $10,311 and $8,569.
Scheduled maturities of time deposits for the next five years were as follows:
December 31, 2018
2019	$24,123
2020	29,079
2021	9,573
2022	1,923
2023	1,876
Thereafter	871
Total	$67,445

The Company does not take brokered certificates of deposit.
Directors and executive officers were customers of, and had transactions with, the Company in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $734 and $815 at December 31, 2018 and 2017, respectively.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 7 — FEDERAL HOME LOAN BANK ADVANCES
At December 31, 2018 and 2017, advances from the Federal Home Loan Bank were as follows:
Maturity Date	Interest Rate	December 31, 2018	December 31, 2017
February 12, 2018	1.27%	$—	$3,000
March 12, 2018	4.92%	—	1,000
July 18, 2018	1.84%	—	3,000
April 10, 2019	2.38%	1,500	—
July 18, 2019	2.21%	2,000	2,000
October 2, 2019	2.46%	2,000	—
Total		$5,500	$9,000

Each advance is payable at its maturity date, with a prepayment penalty if paid earlier than its maturity date. The advances were collateralized by $53,885 and $51,532 of first mortgage loans under a blanket lien arrangement at December 31, 2018 and 2017. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of  $44,485 at December 31, 2018.
At December 31, 2018, the Company had irrevocable standby letters of credit with the FHLB totaling $3.9 million, $1.4 million and $2.5 million that mature on August 3, 2020 and November 23, 2020, respectively, to secure public funds and an unused open line of credit with The Independent BankersBank that would allow us to borrow up to $2.5 million.
NOTE 8 — INCOME TAXES
With the enactment of the Tax Cut and Job Act on December 22, 2017, which reduced the Company’s tax rate from 34% to 21%, the Company incurred a one-time tax expense of  $49,000 related specifically to the remeasurement of the Company’s deferred tax asset recorded on the unrealized losses on available-for-sale securities as of December 31, 2017. There was no current federal or state income tax expense recorded for the years ended December 31, 2018 and 2017.
Temporary differences between tax and financial reporting that result in net deferred tax assets are as follows at December 31, 2018 and 2017:
	December 31, 2018	December 31, 2017

Deferred tax assets:
Allowance for loan losses	$367	$370
Accrued pension benefits	—	91
Accrued postretirement medical benefits	168	278
Unrealized loss on available-for-sale securities	107	80
Net operating loss carryforward	2,004	1,659
Other	1	3
Total deferred tax assets before valuation allowance	2,647	2,481
Valuation allowance	(2,395)	(2,271)
Total deferred tax assets	252	210
Deferred tax liabilities:
Accrued pension benefits	(15)	—
Deferred loan fees, net	(130)	(130)
Net deferred tax asset	$107	$80

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 8 — INCOME TAXES (Continued)

The change in the valuation allowance for deferred tax assets is summarized as follows:
	December 31, 2018	December 31, 2017
Valuation allowance
Balance, beginning of year	$(2,271)	$(2,788)
Change in valuation allowance in operations	(124)	517
Balance, end of year	$(2,395)	$(2,271)

At December 31, 2018, the Company has a net operating loss carryforward for Federal income tax purposes of  $6,130, which is available to offset future Federal taxable income, and a portion of which will be expiring in 2030. At December 31, 2018, the Company has a net operating loss carryforward for State of Illinois income tax purposes of  $7,549, which is available to offset future State of Illinois taxable income, and a portion of which will begin expiring in 2020.
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
Retained earnings as of December 31, 2018 includes approximately $1,593 representing reserve method bad debt reserves originating prior to December 31, 1987 for which no deferred income taxes are required to be provided. Otherwise, the deferred tax liability would be approximately $335 and could be included in taxable income if the Company pays dividends in excess of its accumulated earnings and profits (as defined by the Internal Revenue Code) or in the event of a distribution in partial or complete liquidation of the Company.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 9 — PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

The projected benefit obligation, which is equal to the accumulated benefit obligation, fair market value of plan assets and funded status of the Company’s benefit plans using a December 31 measurement date are summarized as follows:
	Defined Benefit Pension Plan		Postretirement Medical Plan
	December 31,		December 31,
	2018	2017	2018	2017
Projected benefit obligation:
Balance, beginning of the year	$(3,553)	$(3,526)	$(886)	$(943)
Service cost	—	—	—	—
Interest cost	(100)	(132)	(29)	(36)
Amendments	—	—	331	—
Actuarial gain (loss)	57	(167)	96	56
Benefits paid	1,244	272	48	37
Balance, end of year	(2,352)	(3,553)	(440)	(886)
Plan assets at fair value:
Balance, beginning of the year	$2,654	$2,558	$—	$—
Actual return	(45)	299	—	—
Contributions	600	69	48	37
Benefits paid	(1,244)	(272)	(48)	(37)
Balance, end of year	1,965	2,654	—	—
Accrued plan benefits	$(387)	$(899)	$(440)	$(886)

Changes in accumulated other comprehensive loss associated with the defined benefit and postretirement medical plans are as follows:
	Defined Benefit Pension Plan		Postretirement Medical Plan
	December 31,		December 31,
	2018	2017	2018	2017
Settlements	$561	$—	$—	$—
Amortization of:
Unrecognized net (loss) gain	19	(87)	(99)	(63)
Unrecognized prior service cost	—	—	9	9
	580	(87)	(90)	(54)
Tax effect	—	—	—	—
Unrecognized net (gain) loss, net of tax	$580	$(87)	$(90)	$(54)

The following is a summary of the Company’s accrued postretirement medical benefits:
	December 31,
	2018	2017
Accumulated postretirement medical benefits
Retirees	$(440)	$(886)
Full eligible active plan participants	—	—
Other active participants	—	—
Accrued postretirement medical benefits	$(440)	$(886)

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 9 — PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Components of net periodic benefit cost and other amounts recognized in other comprehensive loss for the years ended December 31, 2018 and 2017 included the following components:
	Defined Benefit Pension Plan		Postretirement Medical Plan
	Years Ended		Years Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Service cost	$—	$—	$—	$—
Interest cost	100	132	29	36
Actual return on plan assets	45	(299)	—	—
Asset gain deferred	(170)	154	—	—
Settlements	561	—	—	—
Amortization:
Unrecognized net loss	94	99	4	7
Unrecognized prior service cost	—	—	(8)	(9)
Net periodic cost	$630	$86	$25	$34

The estimated amounts that will be recognized from accumulated other comprehensive loss into net periodic cost for the plans for 2019 are as follows:
	Defined Benefit Pension Plan	Post Retirement Medical Plan
Unrecognized prior service cost	$—	$29
Unrecognized net loss	100	(1)
	$100	$28

Assumptions
Weighted-average assumptions used to determine pension benefit obligations at December 31, 2018 and 2017 were as follows:
	Defined Benefit Pension Plan		Postretirement Medical Plan
	December 31,		December 31,
	2018	2017	2018	2017
Projected benefit obligation:
Discount rate	4.10%	3.40%	4.10%	3.40%
Expected long-term rate of return on plan assets	5.75%	5.75%	—	—
Net periodic benefit cost:
Discount rate	4.00%	3.90%	3.40%	3.90%
Expected long-term rate of return on plan assets	5.75%	5.75%	—	—

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 9 — PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits for the medical plan was 6.50% and 6.75% for 2018 and 2017, respectively, reducing to 6.25% for 2019 and reduction of 0.25% per year thereafter until 5.00% in 2024 and thereafter. The effect of increasing the assumed health care trend rates by one percentage point will increase the accumulated postretirement benefit obligation at December 31, 2018 and 2017 by $58 and $124, respectively. The effect of decreasing the assumed health care trend rates by one percentage point will decrease the accumulated postretirement benefit obligation at December 31, 2018 and 2017 by $48 and $102, respectively.
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
The Company’s defined benefit pension target allocations and weighted-average asset allocations by asset category at December 31, 2018 and 2017 are as follows:
	Target Allocation 2018	December 31, 2018	December 31, 2017
Pooled separate accounts
Equity	30% – 40%	32%	40%
Debt	60% – 70%	68%	60%
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

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 9 — PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

The following table summarizes plan assets for the defined benefit pension plan, measured at fair value on a recurring basis at December 31, 2018 and 2017, segregated by the level of the inputs within the hierarchy used to measure fair value:
	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2018
Pooled separate accounts	$—	$1,965	$—	$1,965

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2017
Pooled separate accounts	$—	$2,654	$—	$2,654

Pension benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are summarized as follows:
	Defined Benefit Pension Plan	Postretirement Medical Plan
2019	$290	$36
2020	195	26
2021	186	28
2022	177	30
2023	167	17
Thereafter	679	99
	$1,694	$236

The Company expects to contribute $0 to its pension plan and $36 to its medical plan in 2019.
The Company maintains a 401(k) plan (the “Plan”) that covers substantially all full-time employees. Participants may contribute to the Plan, subject to Internal Revenue Code limitations. The Company contributes 3% of each participants’ salary each year. There are no matching contributions. Participants are fully vested after six years of service. Plan expense for the years ended December 31, 2018 and 2017 were $30 and $27.
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
No contributions to the ESOP were made during the years ended December 31, 2018 and 2017. The expense recognized for the years ended December 31, 2018 and 2017 was $40 and $41 and is included in salaries and wages in the statement of operations.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 10 — EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

ESOP shares at December 31, 2018 and 2017 are summarized as follows:
	December 31, 2018	December 31, 2017
Committed to be released to participants	—	—
Allocated to participants	9,740	6,557
Unearned	56,356	59,539
Total ESOP shares	66,096	66,096
Fair value of unearned shares	$654	$697

At December 31, 2018, the fair value of the 9,740 allocated shares held by the ESOP is $113 and is reported on the balance sheet as mezzanine capital. The fair value of all shares subject to the repurchase obligation is $767.
The allocated shares held by the ESOP and the outstanding shares held by former employees subject to the repurchase option totaled 9,740 and 6,662 at December 31, 2018 and 2017. At December 31, 2018 the 9.740 shares had a fair value of  $117,854 ($12.10 per share based on the most recent valuation report) and have been classified as mezzanine capital. At December 31, 2017 the 6,662 shares had a fair value of $77,945 ($11.70 per share based on the most recent valuation report) and have been classified as mezzanine capital.
NOTE 11 — REGULATORY CAPITAL MATTERS
Savings and loan associations are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2016 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2018, the Bank met all capital adequacy requirements to which it is subject. Savings and loan holding companies became subject to capital requirements on January 1, 2016. However, such capital requirements do not apply to savings and loan holding companies with assets of less than $1,000.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 11 — REGULATORY CAPITAL MATTERS (Continued)

The Bank’s actual and minimum capital requirements to be well-capitalized under prompt corrective action provisions are as follows:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital to risk-weighted assets	$12,718	18.40%	$5,531	8.00%	$6,914	10.00%
Common equity tier 1 capital to risk-weighted assets	11,850	17.14	3,111	4.50	4,494	6.50
Tier 1 (core) capital to risk-weighted assets	11,850	17.14	4,148	6.00	5,531	8.00
Tier 1 (core) capital to tangible assets	11,850	10.66	4,447	4.00	5,559	5.00
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital to risk-weighted assets	$13,179	20.69%	$5,097	8.00%	$6,371	10.00%
Common equity tier 1 capital to risk-weighted assets	12,378	19.43	2,867	4.50	4,141	6.50
Tier 1 (core) capital to risk-weighted assets	12,378	19.43	3,822	6.00	5,097	8.00
Tier 1 (core) capital to tangible assets	12,378	11.19	4,423	4.00	5,529	5.00
The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.
The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2016 to 2.50% by 2019. The capital conservation buffer was 1.25% at December 31, 2018. The net unrealized gain or loss on available-for-sale securities and the defined benefit and postretirement medical plans are not included in computing regulatory capital.
Dividend Restrictions — The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. No dividends would be available to be paid to shareholders at December 31, 2018.

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

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 12 — FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017 are summarized below:
	Level 2
	December 31, 2018	December 31, 2017
Financial Assets
Available-for-sale securities	$12,841	$16,211
	$12,841	$16,211

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the consolidated balance sheet approximate fair value and are considered Level 1 assets and liabilities. These items include cash and cash equivalents and accrued interest receivable and payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments at December 31, 2018 and December 31, 2017 are summarized below:
		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
December 31, 2018
Financial assets
Available-for-sale securities	$12,841	$—	$12,841	$—	$12,841
Restricted equity securities(1)	338	NA	NA	NA	NA
Loans, net	85,646	—	—	81,812	81,812
Financial liabilities
Deposits	$90,407	$22,961	$67,555	$—	$90,516
FHLB Advances	5,500	—	5,503	—	5,503
December 31, 2017
Financial assets
Available-for-sale securities	$16,211	$—	$16,211	$—	$16,211
Restricted equity securities(1)	405	NA	NA	NA	NA
Loans, net	81,128	—	—	81,686	81,686
Financial liabilities
Deposits	$86,826	$27,391	$60,305	$—	$87,696
FHLB Advances	9,000	—	9,013	—	9,013

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
The contractual amount of financial instruments with off-balance-sheet risk at December 31, 2018 and 2017 was as follows:
	December 31,
	2018	2017
Loan commitments	$1,235	$1,548
Unused lines of credit	$747	$503
Commitments to originate mortgage loans are legally binding agreements to lend to the Company’s customers and generally are made for 180 days or less. Interest rates for our loan commitments and unused lines of credit ranged from 3.50% to 8.00% and 2.85% to 7.05% at December 31, 2018 and 2017, respectively.
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

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 14 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$982	$1,188
ESOP loan receivable	581	604
Investment in banking subsidiary	10,794	10,785
Total assets	$12,357	$12,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$—	$114
Maximum cash obligation related to ESOP shares	113	77
Shareholders’ equity	12,244	12,386
Total liabilities and shareholders’ equity	$12,357	$12,577

CONDENSED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
Interest income	$27	$24
Professional and supervisory fees	135	178
Other	7	22
Total noninterest expense	141	200
Income before equity in undistributed income of subsidiary	(114)	(176)
Equity in undistributed income (losses) of subsidiary	(894)	(358)
Net loss before income taxes	(1,009)	(534)
Income taxes	—	—
Net loss	$(1,009)	$(534)

BEST HOMETOWN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE 14 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
Cash Flows From Operating Activities
Net loss	$(1,009)	$(534)
Adjustments to reconcile loss to cash provided by provided by operating activities:
Change in other assets	—	—
Change in accounts payable and other liabilities	(114)	114
Gain on sale of available-for-sale securities	—	—
Undistributed losses of subsidiary	894	358
Net cash provided by (used in) operations	(228)	(62)
Cash Flows From Investing Activities
Purchases of securities available-for-sale	—	—
Proceeds from sales of securities available-for-sale	—	—
Payments received on ESOP loan	23	22
Investmnet in bank subsidiary	—	—
Net cash provided by (used in) investing activities	23	22
Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	—
Net cash used in financing activities	—	—
Change in cash and cash equivalents	(206)	(40)
Cash and cash equivalents, beginning of year	1,188	1,228
Cash and cash equivalents, end of year	$982	$1,188

ITEM 9.
Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.
ITEM 9A.
Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.
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
As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2018 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.
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
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners.   Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of December 31, 2018, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers and the Best Hometown Bank Employee Stock Ownership Plan is 100 E. Clay Street, Collinsville, IL 62234. Except as provided, no shares held by directors or named officers were pledged as a security. Percentages are based on 826,208 shares outstanding at December 31, 2018.
Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)	Percent of Shares of Common Stock Outstanding
Five Percent Stockholders
Best Hometown Bank ESOP	66,096(2)	8.00%
Terry Maltese Maltese Capital Management, LLC Maltese Capital Holdings, LLC Malta Thrift Fund, L.P. 150 East 52nd Street, 30th Floor New York, New York 10022.	80,000(4)	9.68%
Directors and Executive Officers
Directors
Stephen J. Alabach	2,500	*
LaMont K. Docter	12,500(5)	1.51%
Stephen G. Eovaldi	7,500	*
David W. Gansner	12,595(6)	1.52%
Michael J. Keefe	5,000	*
Ronnie R. Shambaugh	12,120(7)	1.47%
Richard B. Wallace	10,000	1.21%
All directors and executive officers as a group (8 persons)	67,265	8.14%

*
Less than 1%.

(1)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any share of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
(2)
As of March 2018. An aggregate of 6,425 shares held in our employee stock ownership plan have been allocated to participant accounts.

(3)
Based on Schedule 13G filed with the Securities and Exchange Commission on February 7, 2018.

(4)
Based on Schedule 13G filed with the Securities and Exchange Commission on April 6, 2018.

(5)
Includes 2,500 shares owned by Mr. Docter’s wife’s trust.

(6)
Includes 2,500 shares owned by Mr. Gansner’s wife.

(7)
Includes 1,000 shares owned by Mr. Shambaugh’s wife.

Changes in Control.   Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.
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

PART IV
ITEM 15.
Exhibits and Financial Statement Schedules

3.1	Charter of Best Hometown Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-210109), as amended, initially filed with the SEC on March 11, 2016)
3.2	Bylaws of Best Hometown Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-210109), as amended, initially filed with the SEC on March 11, 2016)
4	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (File No. 333-210109), as amended, initially filed with the SEC on March 11, 2016)
10.1	Employment Agreement Between Best Hometown Bank and Ronnie R. Shambaugh (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2016)
10.2	Employment Agreement Between Best Hometown Bank and David W. Gansner (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2016)
14.1	Code of Ethics
21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Registrant’s Form S-1 (File No. 333-210109) initially filed with the SEC on March 11, 2016)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
100	The following materials from Best Hometown Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Best Hometown Bancorp, Inc.
Date: March 28, 2019	By: /s/ Ronnie R. Shambaugh Ronnie R. Shambaugh President, Chief Executive Officer and Chairman (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Ronnie R. Shambaugh Ronnie R. Shambaugh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2019
/s/ Jennifer M. Lanzafame Jennifer M. Lanzafame	Principal Financial Officer	March 28, 2019
/s/ David W. Gansner David W. Gansner	Executive Vice President — Chief Loan Officer and Director	March 28, 2019
/s/ LaMont K. Docter LaMont K. Docter	Chairman of the Board	March 28, 2019
/s/ Stephen J. Alabach Stephen J. Alabach	Director	March 28, 2019
/s/ Stephen G. Eovaldi Stephen G. Eovaldi	Director	March 28, 2019
/s/ Michael J. Keefe Michael J. Keefe	Director	March 28, 2019
/s/ Richard B. Wallace Richard B. Wallace	Director	March 28, 2019