Form 10-Q
period 2019-03-31
Best Hometown Bancorp, Inc.
filed 2019-05-14
CIK 1667840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

As of April 19, 2019, there were 826,208 shares of the Registrant’s common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act: None

BEST HOMETOWN BANCORP, INC.

Form 10-Q Quarterly Report

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

ITEM 1. FINANCIAL STATEMENTS

	March 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$2,649	$1,289
Interest-earning deposits in banks	2,584	1,950
Total cash and cash equivalents	5,233	3,239
Available-for-sale securities	12,359	12,841
Loans	87,248	86,851
Allowance for loan losses	(1,169)	(1,205)
Net loans	86,079	85,646
Premises and equipment, net	3,062	3,120
Bank owned life insurance	3,609	3,584
Real estate owned, net	121	81
Accrued interest receivable
Investment securities	43	41
Loans receivable	296	273
Deferred tax asset	85	107
Restricted equity securities	307	338
Other assets	104	105
Total assets	$111,298	$109,375

LIABILITIES
Deposits
Noninterest-bearing	$5,052	$4,715
Interest-bearing	87,245	85,692
Total deposits	92,297	90,407
Federal Home Loan Bank ("FHLB") advances	5,500	5,500
Accrued defined benefit pension and postretirement plans	830	827
Other liabilities	336	284
Total liabilities	98,963	97,018

Commitments and contingencies
Redeemable common stock held by ESOP plan	124	113

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 826,208 shares issued and outstanding	8	8
Additional paid-in capital	6,855	6,854
Retained earnings - substantially restricted	6,957	7,087
Unearned Employee Stock Ownership Plan ("ESOP") common stock, 55,521 and 56,356 shares	(553)	(562)
Accumulated other comprehensive loss, net of tax:
Net unrealized losses on available-for-sale securities	(322)	(402)
Net unrealized losses on defined benefit pension plan and postretirement medical plans, net	(610)	(628)
Total accumulated other comprehensive loss, net of tax	(932)	(1,030)
Less maximum cash obligation related to ESOP shares	(124)	(113)
Total shareholders' equity	12,211	12,244
Total liabilities and shareholders' equity	$111,298	$109,375

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Interest income:
Loans receivable	$981	$870
Investment securities, taxable	66	74
Other interest-earning assets	19	11
Total interest income	1,066	955
Interest expense:
Deposits	403	254
Advances from FHLB	32	43
Total interest expense	435	297
Net interest income	631	658
Provision for loan losses	-	-
Net interest income after provision for loan losses	631	658
Noninterest income:
Service charges on deposit accounts	14	26
Income on bank owned life insurance	25	26
Other	5	7
Total noninterest income	44	59
Noninterest expense:
Salaries and employee benefits	419	431
Occupancy and equipment	121	123
Data processing	71	71
Professional and supervisory fees	94	99
Office expense	13	12
Advertising	11	12
FDIC deposit insurance	8	8
Provision for real estate owned and related expenses	4	6
Other	64	56
Total noninterest expense	805	818
Loss before income taxes	(130)	(101)
Income tax expense	-	-
Net loss	$(130)	$(101)

Basic net loss per share	$(0.17)	$(0.13)

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net loss	$(130)	$(101)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gain (loss) arising during the period	100	$(156)
Tax effect	(20)	32
Net of tax	80	(124)

Defined benefit pension and post retirement medical plans:
Net gain (loss) arising during the period on plans	-	-
Reclassification adjustment for settlement of portion of accumulated benefit obligation	-
Reclassification adjustment for amortization of prior service cost and net gain/loss included in net periodic pension cost	18	24
Tax effect	-	-
Net of tax	18	24
Total other comprehensive income	98	(100)
Comprehensive loss	$(32)	$(201)

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)

(Unaudited)

						Net Unrealized
						Losses
					Net Unrealized	On Defined	Maximum
		Additional		Unearned	Losses	Benefit Pension and	Cash Obligation
	Common	Paid-In	Retained	ESOP	On Available-for-sale	Postretirement	Related to
	Stock	Capital	Earnings	Shares	Securities, Net	Medical Plans, Net	ESOP Shares	Total

Balance at December 31, 2017	$8	$6,847	$8,096	$(595)	$(302)	$(1,591)	$(77)	$12,386
Net loss	-	-	(101)	-	-	-	-	(101)
Other comprehensive income	-	-	-	-	(124)	24	-	(100)
ESOP shares earned	-	2	-	8	-	-	-	10
Change related to ESOP shares cash obligation	-	-	-	-	-	-	(9)	(9)
Balance at March 31, 2018	$8	$6,849	$7,995	$(587)	$(426)	$(1,567)	$(86)	$12,186

Balance at December 31, 2018	8	6,854	7,087	(562)	(402)	(628)	(113)	12,244
Net loss	-	-	(130)	-	-	-	-	(130)
Other comprehensive income	-	-	-	-	80	18	-	98
ESOP shares earned	-	1	-	9	-	-	-	10
Change related to ESOP shares cash obligation	-	-	-	-	-	-	(11)	(11)
Balance at March 31, 2019	$8	$6,855	$6,957	$(553)	$(322)	$(610)	$(124)	$12,211

See accompanying notes to the condensed consolidated financial statements

BEST HOMETOWN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31
	2019	2018

Cash flows from operating activities:
Net loss	$(130)	$(101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	106	141
Income on bank owned life insurance	(25)	(26)
ESOP compensation expense	10	10
Net change in operating assets and liabilities:
Accrued interest receivable	(25)	6
Accrued interest payable	-	(3)
Other	76	215
Net cash provided by operating activities	12	242

Cash flows from investing activities:
Loan originations and repayments, net	(473)	170
Proceeds from maturities, paydowns and calls of available-for-sale securities	534	722
Redemptions (purchases) of FHLB stock, net	31	79
Net cash provided by investing activities	92	971

Cash flows from financing activities:
Net change in deposits	1,890	(361)
Borrowings of FHLB advances	-	2,000
Repayments of FHLB advances	-	(4,000)
Net cash provided by (used in) financing activities	1,890	(2,361)
Change in cash and cash equivalents	1,994	(1,148)
Cash and cash equivalents at beginning of period	3,239	5,190
Cash and cash equivalents at end of period	$5,233	$4,042

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits	$403	$253
Interest on advances from FHLB	32	46

Real estate acquired in settlement of loans	$40	$38

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included to present fairly the financial position as of March 31, 2019 and December 31, 2018 and the results of operations and cash flows for the three months ended March 31, 2019 and 2018. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2019, herein are not necessarily indicative of the results of operations to be expected for the entire year.

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

On January 6, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The portion of the ASU 2016-01 that is likely to have an effect on our financial statements and disclosures relates a clarification of accounting standards with respect to deferred tax assets arising from unrealized losses on available-for-sale securities. This ASU 2016-01 requires an entity to evaluate the need for a valuation allowance on a deferred tax assets related to available-for-sale securities in combination with the entity’s other deferred tax assets. As an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 31, 2021, and interim periods within years beginning after December 31, 2022. The Company does not believe that this new guidance will have a material effect on the consolidated financial statements.

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

As an emerging growth company, ASU 2016-13 is effective, for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is currently working with its core data processor in compiling the necessary loan data to comply with the ASU, and we have not completed our evaluation of the effects of implementing this ASU will have on our allowance, our financial statements and disclosures.

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

(Unaudited)

(Amounts in thousands, except share and per share data)

(3) EARNINGS (LOSS) PER SHARE

Basic EPS or loss per common share is determined by dividing net earnings or loss available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless unearned. The factors used in the earnings per common share computation follow:

	Three Months Ended
	March 31,	March 31,
	2019	2018

Loss per share
Net loss	$(130)	$(101)
Weighted average common shares outstanding	826,208	826,208
Less: average unearned ESOP shares	(55,939)	(59,126)
Weighted average common shares outstanding	770,270	767,082

Basic loss per share	$(0.17)	$(0.13)

Given a net loss for the three ended March 31, 2019 and 2018, only basic loss per share is applicable.

(4) SECURITIES AVAILABLE FOR SALE

Debt and mortgage-backed securities have been classified in the condensed consolidated balance sheets according to management’s intent. U.S. Government agency mortgage-backed securities consist of securities issued by U.S. Government agencies and U.S. Government sponsored enterprises. Investment securities at March 31, 2019 and December 31, 2018 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agency SBAP security	$585	$-	$(17)	$568
U.S. Government agency mortgage-backed securities - residential	12,182	-	(391)	11,791
	$12,767	$-	$(408)	$12,359

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agency SBAP security	$586	$-	$(21)	$565
U.S. Government agency mortgage-backed securities - residential	12,763	-	(487)	12,276
	$13,349	$-	$(508)	$12,841

As of March 31, 2019 and December 31, 2018, no investment securities were pledged for public deposits.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables show the fair value and unrealized loss of securities that have been in unrealized loss positions for less than twelve months and for more than twelve months at March 31, 2019 and December 31, 2018. The tables also show the number of securities in an unrealized loss position for each category of investment security as of the respective dates.

Because the actual cash flows for the Small Business Administration Program (“SBAP”) asset backed security and mortgage-backed securities may differ from their contractual maturities, a maturity table is not shown.

	Less than 12 Months			12 Months or Longer
			Number in			Number in
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
March 31, 2019	Value	Loss	Loss (1)	Value	Loss	Loss (1)
U.S. Government agency SBAP security	$-	$-	-	$568	$(17)	1
U.S. Government agency mortgage-backed securities - residential	-	-	-	11,791	(391)	27
	$-	$-	-	$12,359	$(408)	28

	Total
			Number in
	Fair	Unrealized	Unrealized
March 31, 2019	Value	Loss	Loss (1)
U.S. Government agency SBAP security	$568	$(17)	1
U.S. Government agency mortgage-backed securities - residential	11,791	(391)	27
Total	$12,359	$(408)	28

	Less than 12 Months			12 Months or Longer
			Number in			Number in
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
December 31, 2018	Value	loss	Loss (1)	Value	loss	Loss (1)
U.S. Government agency bonds	$-	$-	-	$565	$(21)	1
U.S. Government agency mortgage-backed securities - residential	-	-	-	12,276	(487)	27
Total	$-	$-	-	$12,841	$(508)	28

	Total
			Number in
	Fair	Unrealized	Unrealized
December 31, 2018	Value	Loss	Loss (1)
U.S. Government agency bonds	$565	$(21)	1
U.S. Government agency mortgage-backed securities - residential	12,276	(487)	27
Total	$12,841	$(508)	28

(1)	Represents actual number of securities in an unrealized loss position.

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

Total fair value securities with unrealized losses at March 31, 2019 and December 31, 2018, was $12,359 and $12,841, which was 100% at March 31, 2019 and December 31, 2018, respectively, of the Company’s available-for-sale securities. None of the unrealized losses at March 31, 2019 were recognized into net income for the three months ended March 31, 2019 because the issuers’ bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value of these securities is expected to recover as they approach their maturity date or reset date. None of the unrealized losses at December 31, 2018 were recognized as having OTTI during the three months ended March 31, 2019.

There were no sales of securities for the three months ended March 31, 2019 and 2018.

(5) LOANS

The components of loans at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
Real estate loans:
One-to four-family, owner occupied	$40,322	$41,159
One-to four-family, non-owner occupied	10,767	10,787
Commercial and multi-family	27,821	26,664
Construction and land	3,412	3,598
Commercial business loans	2,593	2,587
Consumer loans	2,300	2,031
	87,215	86,826
Net deferred loan (fees) costs	33	25
Total	$87,248	$86,851

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018 by portfolio segment:

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2019
Real estate loans:
One-to-four family, owner occupied	$423	$42	$(36)	$-	$429
One-to-four family, non-owner occupied	139	(11)	-	-	128
Commercial and multi-family	431	19	-	-	450
Construction and land	34	(3)	-	-	31
Commercial business loans	52		-	-	52
Consumer loans	52	7	-	-	59
Unallocated	74	(54)	-	-	20
	$1,205	$-	$(36)	$-	$1,169

	Beginning				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2018
Real estate loans:
One-to-four family, owner occupied	$525	$(12)	$-	$-	$513
One-to-four family, non-owner occupied	81	(4)	-	2	79
Commercial and multi-family	407	(6)	-	-	401
Construction and land	34	4	-	-	38
Commercial business loans	41	18	-	-	59
Consumer loans	39	4	-	-	43
Unallocated	88	(4)	-	-	84
	$1,215	$-	$-	$2	$1,217

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the recorded balances of loans and amount of allowance allocated based upon impairment method by portfolio segment at March 31, 2019 and December 31, 2018:

	Ending Allowance on Loans			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
March 31, 2019
Real estate loans:
One-to four-family, owner occupied	$-	$429	$429	$536	$39,786	$40,322
One-to four-family, non-owner occupied	-	128	128	74	10,693	10,767
Commercial and multi-family	-	450	450	-	27,821	27,821
Construction and land	-	31	31	12	3,400	3,412
Commercial business loans	-	52	52	-	2,593	2,593
Consumer loans	-	59	59	-	2,300	2,300
Unallocated	-	20	20	-	-	-
	$-	$1,169	$1,169	$622	$86,593	$87,215

	Ending Allowance on Loans			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated	Evaluated
	Impairment	Impairment	Total	Impairment	Impairment	Total
December 31, 2018
Real estate loans:
One-to four-family, owner occupied	$-	$423	$423	$543	$40,616	$41,159
One-to four-family, non-owner occupied	-	139	139	75	10,712	10,787
Commercial and multi-family	-	431	431	-	26,664	26,664
Construction and land	-	34	34	13	3,585	3,598
Commercial business loans	-	52	52	-	2,587	2,587
Consumer loans	-	52	52	-	2,031	2,031
Unallocated	-	74	74	-	-	-
	$-	$1,205	$1,205	$631	$86,195	$86,826

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

The tables below present loans that were individually evaluated for impairment by portfolio segment at March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$689	$536	$-	$698	$543	$-
One-to four-family, non-owner occupied	98	74	-	99	75	-
Commercial and multi-family	-	-	-	-	-	-
Construction and land	12	12	-	13	13	-
Commercial business loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	$799	$622	$-	$810	$631	$-

With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$-	$-	$-	$-	$-	$-
One-to four-family, non-owner occupied	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial business loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Totals:
Real estate loans	$799	$622	$-	$810	$631	$-
Commercial loans	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Total	$799	$622	$-	$810	$631	$-

Generally, impaired loans with identified losses have been reduced by partial charge-offs and are carried at their estimated net realizable value. The Company believes no further allowance for loan losses were necessary at March 31, 2019 and December 31, 2018.

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2019 and 2018 or commitments to lend additional funds to borrowers with loans whose terms have been modified as a troubled debt restructure.

At March 31, 2019 there were no loans in the process of foreclosure.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The tables below present the average recorded investment of loans individually evaluated for impairment and the amount of interest earned on those loans for the three months ended March 31, 2019 and 2018:

Three Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$694	$12	$607	$11
One-to four-family, non-owner occupied	98	1	96	1
Commercial and multi-family	-	-	-	-
Construction and land	12	-	13	-
Commercial business loans	-	-	-	-
Consumer loans	-	-	-	-
Total	$804	$13	$716	$12

With recorded allowance:
Real estate loans:
One-to four-family, owner occupied	$-	$-	$-	$-
One-to four-family, non-owner occupied	-	-	-	-
Commercial and multi-family	-	-	-	-
Construction and land	-	-	-	-
Commercial business loans	-	-	-	-
Consumer loans	-	-	-	-
Total	$-	$-	$-	$-

Totals:
Real estate loans	$804	$13	$716	$12
Commercial business loans	-	-	-	-
Consumer and other loans	-	-	-	-
Total	$804	$13	$716	$12

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

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
March 31, 2019
Real estate loans:
One-to four-family, owner occupied	$140	$185	$67	$39,930	$40,322	$-	$67
One-to four-family, non-owner occupied	209	-	-	10,558	10,767	-	-
Commercial and multi-family	-	188	-	27,633	27,821	-	-
Construction and land	-	-	-	3,412	3,412	13	-
Commercial business loans	-	-	-	2,593	2,593	-	-
Consumer loans	307	-	-	1,993	2,300	-	-
	$656	$373	$67	$86,119	$87,215	$13	$67

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total	Nonaccrual Loans	Accruing Loans Past Due 90 Days or More
December 31, 2018
Real estate loans:
One-to four-family, owner occupied	$339	$207	$71	$40,542	$41,159	$71	$-
One-to four-family, non-owner occupied	24	-	-	10,763	10,787	-	-
Commercial and multi-family	189	-	-	26,475	26,664	-	-
Construction and land	-	-	-	3,598	3,598	13	-
Commercial business loans	-	-	-	2,587	2,587	-	-
Consumer loans	26	-	-	2,005	2,031	-	-
	$578	$207	$71	$85,970	$86,826	$84	$-

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

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present total loans by risk grade and portfolio segment at March 31, 2019 and December 31, 2018:

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
March 31, 2019
Real estate loans:
One-to four-family, owner occupied	$38,686	$250	$101	$1,285	$-	$-	$40,322
One-to four-family, non-owner occupied	10,439	-	254	74	-	-	10,767
Commercial and multi-family	27,821	-	-	-	-	-	27,821
Construction and land	3,199	-	200	13	-	-	3,412
Commercial business loans	2,365	-	228	-	-	-	2,593
Consumer loans	2,295	-	5	-	-	-	2,300
	$84,805	$250	$788	$1,372	$-	$-	$87,215

			Special
	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total
December 31, 2018
Real estate loans:
One-to four-family, owner occupied	$39,433	$350	$102	$1,274	$-	$-	$41,159
One-to four-family, non-owner occupied	10,457	-	254	76	-	-	10,787
Commercial and multi-family	26,664	-	-	-	-	-	26,664
Construction and land	3,386	-	200	12	-	-	3,598
Commercial business loans	2,353	-	234	-	-	-	2,587
Consumer loans	2,026	-	5	-	-	-	2,031
	$84,319	$350	$795	$1,362	$-	$-	$86,826

(6) FHLB Advances

At March 31, 2019 and December 31, 2018, advances from the Federal Home Loan Bank were as follows:

	Interest	March 31,	December 31,
Maturity Date	Rate	2019	2018

April 10, 2019	2.38%	1,500	1,500
July 18, 2019	2.21%	2,000	2,000
October 2, 2019	2.46%	2,000	2,000
Total		$5,500	$5,500

Each advance is payable at its maturity date, with a prepayment penalty if paid earlier than its maturity date. The advances were collateralized by $53,767 and $53,885 of first mortgage loans under a blanket lien arrangement at March 31, 2019 and December 31, 2018. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $44,367 at March 31, 2019.

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

No contributions to the ESOP were made during the three months ended March 31, 2019. The expense recognized for the three months ended March 31, 2019 and 2018 was $10, and is reported in salaries and wages.

ESOP shares at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
	2019	2018
Committed to be released to participants	835	-
Allocated to participants	9,740	9,740
Unearned	55,521	56,356
Total ESOP shares	66,096	66,096

Fair value of unearned shares	$652	$654

At March 31, 2019, the fair value of the 10,575 allocated shares held by the ESOP is $124 and is reported on the balance sheet as mezzanine capital. The fair value of all shares subject to the repurchase obligation is $777.

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to purchase such shares at their fair market value based on the most recent valuation report any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. The allocated shares held by the ESOP and the outstanding shares held by former employees subject to the repurchase option totaled 10,575 and 6,557 at March 31, 2019 and 2018. At March 31, 2019 the 10,575 shares had a fair value of $124,256 ($11.75 per share based on the most recent valuation report) and have been classified as mezzanine capital. At March 31, 2018 the 6,557 shares had a fair value of $76,717 ($11.70 per share based on the most recent valuation report) and have been classified as mezzanine capital.

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

(8) DEFINED BENEFIT AND POST RETIREMENT MEDICAL PLANS

Net periodic cost for the defined benefit pension plan and postretirement medical plan for the three months ended March 31, 2019 and 2018 included the following components:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018

Service cost	$-	$-	$-	$-
Interest cost	23	29	4	7
Expected return on plan assets	(26)	(36)	-	-
Settlements	-	-	-	-
Amortization:
Unrecognized net loss	25	25	-	1
Unrecognized prior service cost	-	-	(7)	(2)
Asset (loss) gain deferred	-	-	-	-
Net periodic cost	$22	$18	$(3)	$6

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

The following table summarizes plan assets for the defined benefit pension plan, measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, segregated by the level of the inputs (as defined in Note 9) within the hierarchy used to measure fair value:

				Total
	Level 1	Level 2	Level 3	Fair Value
March 31, 2019
Pooled separate accounts	$-	$2,078	$-	$2,078

				Total
	Level 1	Level 2	Level 3	Fair Value
December 31, 2018
Pooled separate accounts	$-	$1,965	$-	$1,965

During the three months ended March 31, 2019, benefits paid, employer contributions and the actual return on plan assets for the defined benefit pension plan were $73, $0 and $166 respectively. During three months ended March 31, 2018, benefits paid, employer contributions, and the actual return on plan assets were $116, $0, and $72.

 The Company’s defined benefit pension plan target allocations and weighted-average allocations by asset category are as follows:

		March 31,	December 31,
	Target Allocation 2019	2019	2018
Pooled separate accounts
Equity	30%-40%	35%	32%
Debt	60%-70%	65%	68%

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

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Changes in accumulated other comprehensive loss associated with the defined benefit and postretirement medical plans are as follows:

	Defined Benefit		Postretirement
	Pension Plan		Medical Plan
	Three Months Ended		Three Months Ended
	March 31		March 31
	2019	2018	2019	2018
Settlements	$-	$-	$-	$-
Amortization of:
Unrecognized net loss	25	$25	-	1
Unrecognized prior service cost	-	-	(7)	(2)
	25	25	(7)	(1)
Tax effect	-	-	-	-
Unrecognized net (gain) loss, net of tax	$25	$25	$(7)	$(1)

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

BEST HOMETOWN BANCORP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 are summarized below:

	Level 2
	March 31,	December 31,
	2019	2018
Financial Assets
Available-for-sale securities	$12,359	$12,841

There were no financial or nonfinancial assets that required nonrecurring level 3 adjustments for the three months ended March 31, 2019 and 2018.

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

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2019
Financial assets
Available-for-sale securities	$12,359	$-	$12,359	$-	$12,359
Restricted equity securities (1)	307	NA	NA	NA	NA
Loans, net	86,079	-	-	81,274	81,274

Financial liabilities
Deposits	$92,297	$22,703	$69,468	$-	$92,171
FHLB Advances	5,500	-	5,503	-	5,503

December 31, 2018
Financial assets
Available-for-sale securities	$12,841	$-	$12,841	$-	$12,841
Restricted equity securities (1)	338	NA	NA	NA	NA
Loans, net	85,646	-	-	81,812	81,812

Financial liabilities
Deposits	$90,407	$22,961	$67,555	$-	$90,516
FHLB Advances	5,500	-	5,503	-	5,503

(1) It is not practicable to determine fair value of restricted equity securities due to restrictions placed on transferability.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations at March 31, 2019 and for the three months ended March 31, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Additional factors that may affect our results are discussed in Best Hometown Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 28, 2019, including under the section titled “Risk Factors”. These factors and the other factors listed above should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Best Hometown Bancorp, Inc. for the year ended December 31, 2018.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Our total assets increased by $1.9 million, or 1.76%, to $111.3 million at March 31, 2019 from $109.4 million at December 31, 2018. The increase in total assets is primarily due to the net increase of $2.0 million in total cash and cash equivalents and the decrease of $482,000 in available-for-sale securities, offset partially by an increase of $397,000 in gross loans and a decrease in allowance for loan loss of $36,000. The increase in total cash and cash equivalents reflects the increase in total deposits of $1.9 million. The decrease in available-for-sale securities reflects the repayments of principal on available-for-sale securities of $534,000 and a decrease in gross unrealized losses on these securities of $100,000.

Gross loans increased by $397,000 to $87.2 million at March 31, 2019 from $86.9 million at December 31, 2018. One-to four-family, owner occupied and non-owner in total decreased by $857,000 to $51.1 million at March 31, 2019 from $51.9 million at December 31, 2018, which reflects normal principal reductions on amortizing loans and our shift in focus toward commercial and multi-family real estate and commercial business lending. Commercial and multi-family loans increased by $1.1 million to $27.8 million at March 31, 2019 from $26.7 million at December 31, 2018. There were also increases in construction and land loans, commercial business loans, and consumer loans, which increased in total by $89,000 to a combined total for these portfolio segments of $8.3 million at March 31, 2019 from $8.2 million at December 31, 2018.

Available-for-sale securities decreased by $482,000, or 3.75%, to $12.3 million at March 31, 2019 from $12.8 million at December 31, 2018. The decrease is attributable to pay downs on our mortgage-backed securities.

Real estate owned increased by $40,000, or 49.38%, to $121,000 at March 31, 2019 from $81,000 at December 31, 2018. The increase was the result of a foreclosure on a one-to four-family loan.

Our deposits increased $1.9 million, or 2.09%, to $92.3 million at March 31, 2019 from $90.4 million at December 31, 2018. Interest-bearing deposits increased by $1.5 million, or 1.81%, to $87.2 million at March 31, 2019 from $85.7 million at December 31, 2018. Noninterest-bearing deposits increased by $337,000 or 7.15%, to $5.0 million at March 31, 2019 from $4.7 million at December 31, 2018.

FHLB advances remained unchanged at $5.5 million at March 31, 2019 from December 31, 2018. The weighted-average rate of our total outstanding advances is 2.36%.

Shareholders’ equity decreased by $51,000, or 0.42%, to $12.2 million at March 31, 2019 from $12.2 million at December 31, 2018. The decrease in shareholders’ equity reflects our net loss of $130,000 and a decrease in net unrealized losses on available-for-sale securities of $80,000, and the combined increase in our unearned ESOP and additional paid-in capital of $10,000 from the recognition of ESOP compensation expense for the three months ended March 31, 2019.

Nonperforming Assets

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31	December 31,
	2019	2018
	(Dollars in thousands)
Nonaccrual loans:
Real estate mortgage loans:
One- to four-family, owner occupied	$-	$71
One- to four-family, non-owner occupied	-	-
Commercial and multi-family	-	-
Construction and land	13	13
Commercial business loans	-	-
Consumer loans	-	-
Total nonaccrual loans	13	84

Accruing loans past due 90 days or more:
One- to four-family, non-owner occupied	67	-

Accruing troubled debt restructured loans:
Real estate mortgage loans:
One- to four-family, owner occupied	80	81
One- to four-family, non-owner occupied	-	-
Commercial and multi-family	-	-
Construction and land	-	-
Commercial business loans	-	-
Consumer loans	-	-
Total accruing troubled debt restructured loans	80	81
Total nonperforming loans	160	165

Foreclosed real estate held for sale:
One- to four-family	121	81
Commercial and multi-family	-	-
Construction and land	-	-
Total foreclosed real estate held for sale	121	81

Total nonperforming assets	$281	$246

Total nonperforming loans to total gross loans	0.18%	0.19%
Total nonperforming assets to total assets	0.25%	0.22%

Interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was less than $1,000 for the three months ended March 31, 2019 and 2018. No interest income was recognized on these loans during these periods.

Interest income that would have been recorded had our trouble debt restructured loan been current in accordance with its original term was $1,000 and $1,000 for three months ended March 31, 2019 and 2018. Interest income recognized for both the three months ended was $1,000 and $1,000 for the three months ended March 31, 2019 and 2018.

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

	Three Months Ended
	March 31, 2019				March 31, 2018
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$87,121		$981	4.50%	$79,825		$870	4.36%
Investment securities	12,625		66	2.09	22,512		74	1.31
Interest-bearing deposits	2,537		19	3.00	2,357		11	1.87
Total interest-earning assets	102,283		1,066	4.17	104,694		955	3.65
Noninterest-earning assets	8,835				7,668
Total assets	$111,118				$112,362

Liabilities and equity:
Interest-bearing liabilities:
Checking accounts	$394		$1	1.03%	$443		$1	0.92%
Savings accounts	6,549		3	0.19	7,488		1	0.05
Money market accounts	11,183		23	0.83	14,175		19	0.54
Certificates of deposit	68,848		376	2.21	61,556		233	1.54
Total interest-bearing deposits	86,974		403	1.88	83,662		254	1.23
FHLB advances	5,500		32	2.36	8,786		43	1.98
Total interest-bearing liabilities	92,474		435	1.91	92,448		297	1.30
Noninterest bearing deposits	5,087				5,238
Other noninterest-bearing liabilities	1,239				2,168
Total liabilities	98,800				99,854
Equity	12,318				12,508
Total liabilities and equity	$111,118				$112,362

Net interest income			$631				$658
Interest rate spread				2.26%				2.35%
Net interest margin				2.47%				2.51%
Average interest-earning assets to average interest-bearing liabilities	1.11	X			1.13	X

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. We recognized a net loss of $130,000 for the three months ended March 31, 2019 compared to a net loss of $101,000 for the three months ended March 31, 2018.

Interest Income. Interest income increased $111,000, or 11.6%, to $1.1 million for the three months ended March 31, 2019 from $955,000 for the three months ended March 31, 2018. The increase in interest income reflects the increase in the yield on interest-earning assets of 52 basis points to 4.17% for the three months ended March 31, 2019 from 3.65% for the three months ended March 31, 2018, which offset the decrease of $2.4 million, or 2.3%, in the average balances of our interest-earning assets to $102.3 million for the three months ended March 31, 2019 from $104.7 million for the three months ended March 31, 2018.

Interest income on loans increased by $111,000, or 12.76%, to $981,000 for the three months ended March 31, 2019 from $870,000 for the three months ended March 31, 2018. The increase in loan interest income reflects the increase in the average balance of our loans of $7.3 million, or 9.1%, to $87.1 million for the three months ended March 31, 2019 from $79.8 million for the three months ended March 31, 2018. The yield on loans increased 14 basis points to 4.50% from 4.36% for the same periods.

Interest income on investment securities decreased by $8,000, or 10.8% to $66,000 for the three months ended March 31, 2019 from $74,000 for the three months ended March 31, 2018. The decrease reflects a decrease in the average balance of our investment securities of $9.9 million, or 44.0%, to $12.6 million for the three months ended March 31, 2019 from $22.5 million for the three months ended March 31, 2018, which offset the increase in yield on our investment securities of 78 basis points to 2.09% for the three months ended March 31, 2019 from 1.31% for the three months ended March 31, 2018. The decrease in the average balance of our investment securities reflects paydowns on our available-for-sale investment portfolio and no purchases of securities for 2019 as we are investing available funds into new loans.

Interest from interest-bearing deposits increased to $19,000 for the three months ended March 31, 2019 from $11,000 for the three months ended March 31, 2018. The increase in interest income reflects higher rates paid on our excess funds on deposit with other institutions. Our yield on interest-bearing deposits increased to 3.0% for the three months ended March 31, 2019 from 1.87% for the three months ended March 31, 2018.

Interest Expense.  Interest expense increased by $138,000, or 46.5%, to $435,000 for the three months ended March 31, 2019 from $297,000 for the three months ended March 31, 2018. The increase in interest expense reflects an increase in interest expense on deposits which was offset by a decrease in interest on FHLB advances. Our average cost of funds increased 61 basis points to 1.91 basis points for the three months ended March 31, 2019 from 1.30 basis points for the three months ended March 31, 2018.

Deposit interest expense increased by $149,000, or 58.7%, to $403,000 for the three months ended March 31, 2019 from $254,000 for the three months ended March 31, 2018. The deposit interest expense yield increased to 1.88%, or 65 basis points, for the three months ended March 31, 2019 from 1.23% for the three months ended March 31, 2018 due to the rising rate environment. Interest expense on certificates of deposit increased $143,000 to $376,000 for the three months ended March 31, 2019 from $233,000 for the three months ended March 31, 2018. The increase in the average rate of our certificates of deposit reflects a larger portion of higher rate, longer-term certificates within our total certificates of deposits. As shorter-term, lower rate certificates mature, depositors are beginning to invest their funds by rolling their funds over into another higher rate certificate of deposit, as well as moving funds from demand deposits or money markets into certificate of deposits. This is evidenced by the increase in the average balance of our certificate of deposits of $7.2 million, or 11.7%, to $68.8 million for the three months ended March 31, 2019 from $61.5 million at March 31, 2018.

Interest expense on FHLB advances decreased by $11,000 or 25.6%, to $32,000 for the three months ended March 31, 2019 from $43,000 for the three months ended March 31, 2018. The decrease in FHLB interest expense reflects the decrease in the average advance balances, which decreased by $3.3 million, or 37.5%, to $5.5 million for the three months ended March 31, 2019 from $8.8 million for the three months ended March 31, 2018. The yield on FHLB advances increased to 2.36%, or 38 basis points, for the three months ended March 31, 2019 from 1.98% for the three months ended March 31, 2018 as a result of the rising rate environment.

Net Interest Income. Net interest decreased $27,000 to $631,000 for the three months ended March 31, 2019 from $658,000 for the three months ended March 31, 2018.

Provision for Loan Losses. There was no provision for loan losses for the three months ended March 31, 2019 or 2018, which is a reflection of our continued strong credit quality as evidenced by our continued low and decreasing levels of nonperforming loans.

Our total allowance for loans losses was 1.34% of total gross loans at March 31, 2019 and 1.39% at December 31, 2018. We do not have an allowance for specifically identified impaired loans as we generally charge-off identified impairments on impaired loans to the allowance for loan losses to a net realizable value on those loans. As needed, we may have an unallocated portion in our general allowance that we believe represents those probable incurred losses within our loan portfolio not specifically identified with any particular portfolio segment.

Noninterest Income. Noninterest income decreased $15,000, or 25.4%, to $44,000 for the three months ended March 31, 2019 from $59,000 for the three months ended March 31, 2018. The decrease is the effect of the decrease of service charge income of $12,000, a decrease of bank owned life insurance income of $1,000 and a decrease of other income of $2,000 for three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Noninterest Expense. Noninterest expense decreased $13,000, or 1.6%, to $805,000 for the three months ended March 31, 2019 from $818,000 for the three months ended march 31, 2018. The decrease was largely attributed to decrease in salaries and employee benefits which decreased by $12,000, or 2.8%, to $419,000 for the three months ended March 31, 2019 as compared to $431,000 for the three months ended March 31, 2018.

Income Tax Expense. There was no provision for income taxes for the three months ended March 31, 2019 or March 31, 2018. A valuation allowance has been recorded against all components of the net deferred tax asset, except for the unrealized loss on available-for-sale securities, based upon our cumulative operating losses in recent years.

The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, FHLB advances, and repayments, maturities and calls of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2019.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Chicago (FHLB) that provide an additional source of funds. Our FHLB advances totaled $5.5 million at March 31, 2019. In addition, the Company has an irrevocable standby letter of credit with the FHLB of $3.9 million at March 31, 2019 to secure public deposits. At March 31, 2019, we had the ability to borrow up to an additional $44.4 million from the FHLB, subject to pledging additional collateral. We also have an unused open line of credit at The Independent BankersBank that would allow us to borrow up to $2.5 million at March 31, 2019.

The Company is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2019 and December 31, 2018, the Company exceeded all regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.

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

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Best Hometown Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”) as filed with the Securities and Exchange Commission on March 29, 2018, including under the section titled “Risk Factors, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At March 31, 2019, the risk factors for Best Hometown Bancorp, Inc. have not changed materially from those reported in our Form 10-K. However, the risks described in the Form 10-K are not the only risks that we face.

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

BEST HOMETOWN BANCORP, INC.

Date: May 14, 2019	/s/ Ronnie R. Shambaugh
Ronnie R. Shambaugh
President and Chief Executive Officer

Date: May 14, 2019	/s/ Jennifer M. Lanzafame
Jennifer M. Lanzafame
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Best Hometown Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

